Form 10KSB
period 1999-06-03
ASI ENTERTAINMENT INC
filed 1999-12-01
CIK 1067873

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                         Commission file number 0-27881

                             ASI ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-2101695
---------------------------------           -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                          Ronald J. Chapman, President
                             Suite 3, 1601 Main Road
                       Research, Victoria, 3095 Australia
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 613 9 437 1233
                           --------------------------
                           Issuer's Telephone Number:

   Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.   $___________________.

================================================================================

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at June 30, 1999;

Common Stock, par value $.0001 per share        _____________________________

Documents incorporated by reference:        None

10KSB

PART I.....................................................................................................2

ITEM 1. DESCRIPTION OF BUSINESS............................................................................2

ITEM 2. DESCRIPTION OF PROPERTY...........................................................................10

ITEM 3. LEGAL PROCEEDINGS.................................................................................10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................10

PART II...................................................................................................10

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................10

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................11

ITEM 7. FINANCIAL STATEMENTS..............................................................................14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............15

PART III..................................................................................................15

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT.......................................................................................15

ITEM 10. EXECUTIVE COMPENSATION...........................................................................16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................20

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................................................22

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

ASI Entertainment Pty. Ltd. was incorporated in Australia in 1993 as a subsidiary of ASIT Australia until 1996 when it became an independent corporation through a corporate restructuring. ASI Entertainment, Inc. (the "Company" was incorporated in the state of Delaware on April 29, 1998. In order to change its situs of incorporation, in July, 1998, ASI Entertainment, Inc. (Delaware) acquired all the outstanding stock of ASI Entertainment Pty. Ltd., in exchange for 5,293,990 shares of its Common Stock. ASI Entertainment Pty. Ltd. purchased the ASI-9000 Program from ASIT Australia and the Company will acquire the ACAMS hardware from ASIT Australia. The Company subcontracts the production, installation and maintenance of the ASI-9000. ASI Entertainment, Inc. (Delaware) has three wholly-owned subsidiaries, ASI Entertainment Pty. Ltd., ASI Media Pty. Ltd. (an Australian corporation), and ASI Technologies, Inc. (a Delaware corporation). Certain of the officers, directors and shareholders of the Company are the officers, directors and shareholders of ASIT Australia.

The Company has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The main offices of the Company are located at Suite 3, 1601 Main Road, Research, Victoria, 3095 Australia and its telephone number is 61-3-9437-1233 and its fax number is 61-3-9437-1299. The United States offices of the Company are located at 15200 East Girard Avenue, Suite 3000 Aurora, Colorado 80014.

BUSINESS

The Company provides in-flight entertainment and data communications systems for airlines. The Company has purchased the ASI-9000 and all intellectual property associated thereto from ASIT Australia. The ASI-9000 Program consists of and integrates (i) the ACAMS, a cabin management and communication hardware system,
(ii) a computer video system and (iii) a marketing program for destination and corporate advertising on-board commercial aircraft. The ASI-9000 Program is designed to generate revenues from the sale of advertising space on the in-flight video and audio programs as well as other possible forums to destination sponsors and corporations. The Company subcontracts the production, installation, and maintenance of the ASI-9000 Program. Until final certification of the ACAMS, the Company is using the CMA-3200 computer platform for installation of the ASI-9000 Program. The Company has entered into an agreement with and has installed the ASI-9000 Program on nine aircraft owned by Air Europa, a Spanish airline.

THE ASI-9000 PROGRAM

The Company has entered into an agreement with and has installed its ASI-9000 Program on nine aircraft owned by Air Europa, a Spanish airline. The ASI-9000 Program consists of hardware and software used for communications and in-flight entertainment presentations in a digital video form. The ASI-9000 Program utilizes one of two hardware platforms, the CMA-3200 Multi Media Computer or the ASI ACAMS Cabin Terminal (the "ACAMS"). The CMA-3200 Multi Media Computer provides the display and advertisements portion of the audio and video programs. The ACAMS provides both the digital multi media capability of the CMA-3200 plus a PC-computer based communications link.

The ASI-9000 Program is designed to procure advertising and entertainment features from the tourism industry participants operating in cities or regions to which its customer airlines fly. This software also allows the flight attendants to send and receive messages via the world wide aeronautical radio and satellite network. The system runs continuously from take-off until landing and can be programmed to show customer's advertisements before and after airline information, movies or other entertainment selected by the airline.

The Company assumes full responsibility for operation and administration of the video and audio program, subject only to the airlines' right to ensure that the content of the program is suitable. There is no assurance that the Company's customer airline passengers will be satisfied with the Company's product or that the Company's competitors will not develop similar or better technology in the future.

The ASI-9000 Program is run on equipment which must be aviation certified. Components of the system are currently certified for use on the Boeing 747-400, 757-200, and 737-300, McDonnell Douglas DC-9, and MD 82 and the Company anticipates that the ASI-9000 Program will be certified for use on the Boeing 767 in the future. The original ACAMS system was flight tested on Qantas Airways. The second version of the ACAMS system is in the process of the Federal Aviation Administration ("FAA") required certification for use on commercial aircraft.

ACAMS

The ACAMS hardware technology was developed by and is owned by ASIT Australia. The Company will purchase the ACAMS terminals from ASIT Australia once the ACAMS is flight certified by the FAA. The second generation ACAMS system combines the communications capability of the original ACAMS system, which was tested on Qantas Airlines, with the multi media capacity of the CMA-3200 in a single unit. As a single unit, the ACAMS saves space and weight and can show advertising and allows placement of orders from the aircraft for advertised goods and services, and other items. The installation costs of the ACAMS are lower than those of the CMA-3200 which saves the Company money. When the ASI-9000 is installed on the ACAMS hardware platform, the ASI-9000 can provide system integration, destination or other specific entertainment and advertising programming, detailed flight information, crew and passenger data communications, passenger information and ground communication, entertainment, electronic product catalogues, electronic product ordering, additional multi media capabilities, and a unique computer video software and communications interface which allows the system to run with minimal operational input from flight attendants.

The software and compression technology offers reduced advertising production cost by allowing the frequent addition of new advertisers or the video alteration of existing advertisements. All of the Company's customers' promotional advertisements or corporate advertisements can be stored digitally in the ACAMS cabin terminal's memory for the entire route structure and the digital computer technology produces a high quality display. The Company believes that the ACAMS system will appeal to airlines because of its ease of use and expansive functionality. The Company also believes that in contrast with the standard industry video tape system, its product will decrease the necessity of cabin crew assistance, thus decreasing the chance for human error associated with playing and rewinding tapes. As the individual advertisements and promotional pieces are stored on a computer, the ACAMS can be programmed to play at specific times according to the precise destination of each flight. This will allow the Company's advertising customer to be confident in their reaching a highly targeted audience.

The ACAMS also has a data communications device which allows the flight attendants to communicate with land via the aircraft radio and satellite communications systems. When connected to the satellite communication system on the aircraft , the ACAMS can transmit and receive data when the aircraft is flying over land or water worldwide. The ACAMS uses the international standard communications protocol that allows the flight attendants to fax or e-mail data for passengers.

If the ACAMS does not obtain the FAA required certification, the Company will continue to use the CMA-3200 or alternate equipment until necessary modifications are made on the ACAMS to allow for its certification.

CERTIFICATION PROCESS AND GOVERNMENT REGULATION

The installation and use of cabin management systems requires prior certification and approval by the FAA and regulatory authorities of foreign governments on each aircraft type and for each airline. The certification process begins with the installation of the system on an aircraft after which it is certified by an FAA accredited engineer. The certification is then applicable to similar aircraft types and modified for other aircraft type. In countries other than the United States, the equivalent aviation authority procedures will apply to the certification of the system, but the United States FAA sets the standards that are primarily used throughout the world. Certification process can take up to 120 days.

Prior to certification and approval, the manufacturer must demonstrate that the system has been designed and manufactured and complies with the appropriate aviation standards, namely DO160C for hardware and DO178 for software. Following this step, the ASI-9000 Program must be installed on an aircraft and tested, including an in-flight test. The Company has received certification for the ASI-9000 Program on Air Europa aircraft utilizing the CMA-3200 Multi Media Computer platform. The ACAMS has been flight tested and installed on Boeing 747-400 and Boeing 767-300 aircraft. The CMA-3200 has been flight tested and installed on the Boeing 737-300, 757-200 and the McDonnell-Douglas DC-9-30 and MD-82. A second version of the ACAMS is currently undergoing certification process to achieve the FAA approval for use on commercial aircraft. The Company anticipates certification approval for the ACAMS and is prepared to make whatever modifications are required to obtain such approval.

PRODUCT DEVELOPMENT

Since 1993, ASIT Australia has spent over A$5,000,000 developing the ASI program. The technology behind the Company's ASI-9000 Program evolved from a data link aviation communications system, designated the Airline Communications and Management System ("ACAMS") developed by ASIT Australia in conjunction with Qantas Airways and Swissair. The technology was sponsored by Qantas Airways with the objective of using Qantas Airways as a platform to create a product with export potential. The requirements of this project mandated that ASIT Australia develop both an interface which would allow the crew to communicate through the aircraft's satellite and radio communications data link and an interface between the ACAMS datalink and the aircraft's video systems. This interface evolved into the ASI-9000 computer video.

ASIT Australia established a relationship with the Canadian Marconi Company ("CMC") which arranged for the ASI-9000 to be tested on Hawaiian Airlines. The initial test program was carried out on Hawaiian Airlines in conjunction with CMC and Hollingsead International, Inc., a manufacturer of after market video systems. ASIT Australia mounted its software on CMC's CMA-3200 multi media computer equipment which was installed together with Hollingsead's video equipment on three aircraft operated by Hawaiian Airlines.

OPERATIONS TO DATE

Hawaiian Airline Project. ASIT Australia equipped three aircraft operated by Hawaiian Airlines at a cost of $180,000 per aircraft but was unable to equip the remaining ten aircraft originally anticipated to be equipped as ASIT Australia was unable to finance the purchase and installation price of the video equipment of $50,000 per aircraft charged by Hollingsead International, Inc. ASIT Australia had secured 14 advertisers for the video program based on total air time on all 13 aircraft but was not able to receive any funds from such advertisers for air time as only three aircraft were equipped with the equipment. ASIT Australia had intended the Hawaiian Airlines project to be a test program of its "infotainment" program, to prove its feasibility and to showcase its potential to advertisers. The Company is not currently involved in the installation of any of its equipment on Hawaiian Airlines.

Air Europa Project. The Company acquired the CMA-3200 from ASIT Australia for an aggregate of A$527,980 and installed nine CMA-3200 units on aircraft operated by Air Europa. From July 1, 1997 to June 30, 1999, the Company has received approximately $81,076 in revenues generated from the equipment on the Air Europa aircraft. The company has obtained five major advertisers on the Air Europa aircraft systems.

While the Company intends to provide the ASI-9000 Program utilizing the ACAMS for its future contracts, the Company's present contracts have been filled by mounting the software on the CMA-3200 manufactured by CMC. The Company does not currently have any additional contracts for the installation of the ASI-9000.

SALES AND PRICING

The Company's Supply and License Agreement to be used with potential airline customers is based on allocating five minutes of advertising space per flight per hour with additional sponsorship times available during the safety briefing presented prior to take off. The Company anticipates that it will work with the airline in developing an advertising program that suits the airline's image profile. The price and number of times the advertisement will run may vary depending on available space and the flight profile. Currently, the Company anticipates charging US$2 per advertisement to as high as US$10 per advertisement on a large aircraft where the communications capability is available. Initially, the Company intends to target major advertisers in order to enhance the image of the presentation and secure a revenue stream and, as a result, may be offered substantial discounts. Passengers will be able to make bookings, reservations or purchases of in-flight advertisers' products while on board the aircraft with such orders being transmitted via the ASI-9000 Program. From the transmission records of such bookings, reservations or purchases, the Company will be able to bill the advertiser for an agreed commission for each booking, reservation or purchase. The Company believes that a target revenue for each ASI-9000 Program in operation of US$100,000 per annum per aircraft is achievable with maximum advertising revenues and the addition of services which will generate in-flight booking commissions.

In order to provide an additional incentive for the media agents to procure advertising, the Company plans on paying its media agents commission on sales of up to 32% of revenue, two fold the industry standard. The Company concluded that its target airlines, which generate most of their revenues from tourism, generate smaller profits from ticket sales by offering discounted fares and then attempt to increase their profits by charging for additional on board services. These airlines may be interested in the communications features of the ASI-9000 Program where the passengers can order goods and services from the cabin crew and the crew can place the order through the ACAMS.

The Company purchases from ASIT Australia either the CMA-3200 hardware at $25,000 per unit or the ACAMS hardware at $30,000 per unit. The Company subcontracts for the production of the ASI-9000 integration technology. The cost to the Company for installation of the ASI-9000 excluding the hardware is approximately $5,000 per aircraft for installation of units like those installed on the Air Europa aircraft and up to $10,000 for units in which the communications link is involved.

OPERATIONS AND SUPPLIERS

The Company has two offices: an office in Melbourne, Australia and one in Denver, Colorado. The Company's core component of the ASI-9000, the ACAMS Cabin Terminal, has been manufactured to date by ASIT Australia and Philips Defence Systems Group. While the Company anticipates that it will install the ASI-9000 Program with the ACAMS in the future, its current contracts employ the CMA-3200 manufactured by Canadian Marconi Company.

The Company has out-sourced all of its operations to companies and individuals specializing in either the manufacture and installation of avionics or the procurement of advertisement sponsors. The Company believes that it currently has sufficient systems to fill an order for its product by a new customer airline. The Company will contract with an installation company to install its product on the customer airline. Once installed, the Company out-sources all of the engineering and technical support services to ASIT Australia and other suitably certified organizations. The acquisition of the media, software development, video compressions and programming of the ASI-9000 Program is provided by ASIT Australia and sales functions will be handled by media agents in destination cities.

MARKETING

After considering the competitive environment of the airline entertainment industry, the Company has decided on a marketing strategy to provide the ASI-9000 program at little or no cost to a customer airline in consideration for the Company receiving sole and exclusive rights over the revenue stream created from the sale of air time to advertisers including destination specific tourist operators, local, national and foreign corporate advertisers and from other services provided by the equipment.

The Company researches the market and targets selected airlines based on a commercial and technical evaluation. The Company has formed relationships with other avionics manufacturers who sell complimentary products to the Company's ASI-9000 Program. The Company anticipates these strategic partners will introduce the Company to airlines as such target airlines look for ways to enhance the products and services they purchase from the alliance partner. The Company anticipates that these airlines will be commercially aggressive in competitive markets, will primarily cater to tourism markets, and will meet specific technical criteria. The airlines which meet the Company's criteria usually have fleets of 10 to 200 aircraft, operate on tight budgetary constraints, and compete with the major airlines. Because the Company's competitors' products are often expensive and require major capital outlays by the airlines, the Company believes that the target airlines may be receptive to a self-funding arrangement where the Company will provide and install the system at nominal cost to the airline. In return, the Company maintains ownership of the equipment during the term of the contract and also controls the total revenue stream generated by the system over the term of the contract.

The Company believes that the ASI-9000 Program appeals to airlines because airlines can upgrade their overall presentation and corporate image at little or no cost to provide improved passenger service. The Company also believes that with the current world wide pressure on airline yields, some airlines have become more receptive to proposals to increase revenues.

The Company believes that this form of marketing differs from the prevalent competition in the marketplace. The major distinction is that the Company's competitors require that the airlines purchase the system whereas the Company licences it to the airlines at nominal cost in exchange for advertising rights. The Company conducts research and targets only those airlines that fit a specifically designed profile and only then will the Company approve the investment. This profile takes into account the manner in which advertising is sold and how destination sponsors can be attracted.

CUSTOMERS

The Company has entered into a Supply and License Agreement with Air Europa whereby the Company licensed the hardware, software and the operating systems to Air Europa and installed the ASI-9000 Program utilizing the CMA-3200 computer platform on two B737-300 aircraft and seven B757-200 aircraft. The contract includes an option to install the ACAMS Cabin Management and Communications System on another twelve B737's and two B767's. The ACAMS system is a second generation ACAMS not yet in production and the above referenced option will only be viable if Air Europa installs a data communications link on its aircraft.

Pursuant to the current agreement with Air Europa, the Company, through its subsidiary ASIE, receives a license fee of $3,625 per calendar month and a maintenance fee of approximately $1,875 for each installed ASI-9000 Program from the advertising revenues received from the systems. Should the Company not receive sufficient funds to cover the license and maintenance fees, it will absorbs the deficiency. Air Europe receives any amounts over the $3,625 license fee and $1,875 maintenance fee (after deduction of any direct costs, including payment of commissions, if any, to any media sales representatives).

The license for each ASI-9000 Program unit lasts five years. Upon expiration of the licensing term, Air Europa will acquire rights to the hardware but not the software or operating systems contemplated in the Supply and Licensing Agreement.

The Company anticipates that agreements with future customers will not include a set monthly licensing fee but will provide that the Company retain the revenues generated from advertisers and sponsors from which it will pay sales commissions and expenses. There can be no assurance that the Company will be able to reach such agreements with any future customers.

COMPETITION

The Company competes for both advertising space and provision of equipment to airlines. The Company believes that it operates in a market niche where there are no other companies providing both the same product with a similar price structure. The Company believes, however, that the market for technologically advanced in-flight entertainment and communications systems is emerging and that competition to provide such services to the airlines will be intense. The Company is aware of several other companies that provide systems that compete with the ASI-9000 Program , some of which have been installed on aircraft. Most of these competitors have substantially greater financial and other resources than the Company and, accordingly, may have a significant competitive advantage over the Company. The Company's principal competitors include B/E Aerospace, Inc., Hughes Avicom International, Inc. (recently purchased by Rockwell), Matsushita Avionics Systems Corporation and Sony Trans Com. The Company is also aware of several other companies that are developing in-flight entertainment systems or seeking joint ventures in the field.

The Company believes that it will be able to compete with other companies based on the company's marketing plan that requires only nominal capital expenditures from the airline.

The Company also believes that it will be able to compete by targeting specific airlines that will be attracted to this structure which allows the airline to provide more customer service at little cost to the airline. The Company believes that although most of the Company's competitors are producing more technologically advanced entertainment systems, those competing services are offered at a far greater expense to the airlines both in the cost of the entertainment system itself and in the operating cost due to the extra weight of these in-flight systems.

The Company believes that because its marketing plan requires that the Company purchase, produce and install the ASI-9000 at its own expense and not at the expense of customer airlines, the initial costs to the Company will be significantly greater than those incurred by the Company's competitors who charge the airlines for the purchase and installation of similar equipment. The Company also incurs the maintenance costs with the systems once installed and operational. There is no assurance that the Company will have the funds necessary to produce, purchase and install the equipment once customer airlines are identified. The Company anticipates that in the event that it does not have sufficient funds to meet the initial expenses of production and installation of the ASI-9000, it will attempt to negotiate a revenue-sharing partnership with vendors of the equipment or with the airlines.

There is no assurance that the Company's competitors will not offer services similar to the Company's with a similar business plan. Nor is there an assurance that passengers and airlines will not demand more technologically advanced entertainment products or that the Company will be able to compete with other more established sources for advertising.

EMPLOYEES

The Company is managed by Ronald Chapman in his capacity as President and Chief Executive Officer and Philip Shiels in his capacity as Vice President and Chief Financial Officer. The Company currently has no employees.

INDUSTRY OVERVIEW

The following information was derived from reports of the World Airlines Entertainment Association Airlines at http://www.waea.com and the Airbus Industries 1998 Global Market Forecast of April 1998.

Airlines spent 15% more in 1997 than in 1996 on in-flight entertainment. This increase was due to a continuing increase in the number of wide-body aircraft installation, a new trend in retrofitting narrow body aircraft with in-flight entertainment systems, a continuing increase in demand for programming due to more in-flight entertainment aircraft and more "multi-channel" video systems, and a trend toward more telephone-equipped aircraft and more telephone units per aircraft.

In 1998, it is predicted that there will be demand for over 16,700 jetliners of more than 70 seats to satisfy an average traffic growth of 5 percent per annum and replace some 8,500 aging aircraft. Passenger traffic growth has been predicted at 4.9% annually over the next 20 years. To meet this growth, airlines are expected to add over 17,500 aircraft worth more than $1.1 trillion to the existing fleets. Approximately half of new aircraft deliveries are expected to be wide body, long-haul aircraft that the Company believes may represent a market for the ASI-9000 Program.

Due to the high levels of capacity the airlines are experiencing, many airlines opt to invest capital in purchasing new aircraft rather than upgrading existing air planes. The current industry trend in allocating capital primarily to acquiring new aircraft should not affect the Company because the installation of the Company's product requires little or no capital outlay from the airline. The Company installs its systems at nominal cost to the airline with the goal of acquiring revenues from the sale of advertising space.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than its inventory of equipment. The Company maintains its headquarters at the offices of Chapman International Pty. Ltd. at which location it also stores its in-flight computer equipment. The Company does not have any written lease with Chapman International which has indicated that the Company may use such space as long as it requires.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 5,754,337 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

The Company is applying for quotation of its Common Stock on the NASD OTC Bulletin Board.

The Company has appointed Corporate Stock Transfer, Inc. of 3200 Cherry Creek Drive, Suite 430, Denver, Colorado, 80209 as its transfer agent.

The Company currently intends to retain substantially all of its earnings, if any, to support the development of its business and has no present intention of paying any dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board, and will depend on the Company's financial condition, results of operations and capital requirements, and such other factors as the Board deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company is a development stage company formed to offer to commercial airlines its ASI-9000 Program which provides system integration, airline efficiencies, crew and passenger communications, passenger information and entertainment, and value-added services tailored to its respective airline customers' requests.

The Company has a very low cost structure as it has no employees other than its two officers which are paid a monthly retainer and does not maintain any manufacturing or production operations. The Company utilizes office space, without charge, from a company beneficially owned by its President, Ronald Chapman. The Company pays commissions to media sales representatives only from revenues received from the contracts which they place. Because of such low cost structure, the Company anticipates that the proceeds from earlier stock subscriptions, revenues from any exercise of the Options, anticipated revenues from operations, and proceeds available from its suppliers will be sufficient to meet the Company's contemplated operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company has suffered losses from operations. The Company had accumulated losses from inception to June 30, 1999 of $809,394. Major components of the loss includes depreciation and amortisation charges, offering costs, and foreign currency translation losses. The Company may be required to make significant additional expenditures in connection with the development of the ASI-9000 and its marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of the Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

The Company's ASI-9000 Program evolved from seven years of development. The CMA-3200 was originally installed by ASIT Australia and Canadian Marconi Company ("CMC") on Hawaiian Airlines as part of a start up plan with the goal of testing the product's commercial viability. The test program was carried out in conjunction with CMC and Hollingsead International, Inc., a manufacturer of after market video systems. ASIT Australia mounted its software on CMC's CMA-3200 multi media computer equipment which was installed together with Hollingsead's video equipment on three Hawaiian aircraft.

ASIT Australia equipped three aircraft operated by Hawaiian Airlines at a cost of $180,000 per aircraft but was unable to equip the remaining ten aircraft as ASIT Australia was unable to finance the purchase and installation price of $50,000 per aircraft of the video equipment charged by Hollingsead International, Inc. ASIT Australia had secured 14 advertisers for the video program based on air time on all 13 aircraft. Because the ASIT Australia was unable to equip all 13 aircraft with the video system, it was unable to receive funds from the advertisers for air time on just three aircraft. ASIT Australia had intended the Hawaiian Airlines project to be a test program of its "infotainment" program, to prove its feasibility and to showcase its potential to advertisers. The Company is not currently involved in the installation of any of its equipment on Hawaiian Airlines.

The Company acquired the CMA-3200 from ASIT Australia for an aggregate of $418,424 and installed nine CMA-3200 units on aircraft operated by Air Europa. From July 1, 1997 to June 30, 1998 (the first two years of operations), the Company has received approximately $81,000 in revenues generated from the equipment on the Air Europa aircraft. The Company has obtained five major advertisers for air time on the Air Europa system.

While the Company intends to provide the ASI-9000 Program utilizing the ACAMS for its future contracts, the Company's present contracts have been filled by mounting the software on the CMA-3200 manufactured by CMC. The Company does not currently have any additional contracts for the installation of the ASI-9000.

The Company intends to use future revenues, if any, for the purchase of ASI-9000 Program units to be installed on its current and future customer airlines and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

The Company had revenues of $36,119 for the year ending June 30, 1999, compared to revenues of $44,957 for the year ended June 30, 1998. No sales were made for the six month period ending June 30, 1999, pending reinstallation of the Company's equipment in new Air Europa aircraft.

Net losses decreased from $473,779 in the twelve month period ending June 30, 1998, to $335,615 for the twelve month period ending June 30, 1999, primarily as a result of a decrease in expenses and cost of sales. Expenses decreased from $496,258 for the twelve month period ending June 30, 1998 to $353,241 for the twelve month period ending June 30, 1999 due to a reduction in travel and offering costs.

The Company had a foreign currency translation gain of $92,937 for the twelve month period ending June 30, 1999, compared to a foreign currency translation loss of $247,322 for the twelve month period ending June 30, 1998. As a result, the Company recorded a comprehensive loss of $242,678 for the twelve months ended June 30, 1999, compared to a comprehensive loss of $721,101 for the twelve months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) for payment of operating costs to date. The Company has received approximately $36,000 in revenues from its Air Europa contract over the past fiscal year ended June 30, 1999. The Company has entered into a license fee arrangement with Air Europa providing a fee of $3,625 per calendar month for each ASI-9000 Program installed on its aircraft from the advertising revenues received from that system. If insufficient advertising funds are received to cover the license fee the Company absorbs the shortfall. Air Europe receives any amounts over the $3,625 license fee (after deduction of any direct costs, including payment of commissions, if any, to any media sales representatives). The Company anticipates such revenues to increase as the Company expands the development of its available operations including additional ground communication and other services. During the period from January 1, 1999 to March 31, 1999, Air Europa was transferring the Company's equipment to different aircraft and no revenues were received. The Company anticipates revenues to recommence on completion of such reinstallation.

The Company's cash and cash equivalents were reduced from $65,322 at June 30, 1998 to $1,100 at June 30, 1999 primarily as a result of the operating losses.

The Company had a net loss of $335,615 from operating activities for the period July 1, 1998 to June 30, 1999, primarily consisting of compensation to officers, depreciation, amortization, marketing and accounting and auditing expenses. The net loss from operating activities for such period was less than the net loss from operating activities for the period July 1, 1997 to June 30, 1998 primarily as a result of a reduction of offering costs, professional fees and travel. The Company had no revenues for the six months ending June 30, 1999 as the revenue generated from the Air Europa contract was suspended while the ASI-9000 Programs were reinstalled on different Air Europa aircraft.

The cash flow of the Company from financing activities for the twelve months ending June 30, 1999 was from the receipt of outstanding capital subscription, an advance from an affiliate and a bank loan.

The cash flow of the Company from investing activities for the twelve month ending June 30, 1999 resulted from cash acquired through reverse acquisition of $15,453.

The Company's marketing plan anticipates that the Company will install and maintain the ASI-9000 on commercial airlines with little or no cost to the airline. The Company will receive revenues from the sale of the advertising space available on the video and audio programs as well as other forms as developed. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the ASI-9000 Program possibly before any revenues are received from the sale of the advertising space. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provide capital for the equipment.

The Company purchases from ASIT Australia either the CMA-3200 hardware at $25,000 per unit or the ACAMS hardware at $30,000 per unit. The Company subcontracts for the production of the ASI-9000 integration technology. The cost to the Company for installation of the ASI-9000 excluding the hardware is approximately $5,000 per aircraft on for a installation unit like those installed on the Air Europa aircraft per unit and up to $10,000 where the communications link is involved.

The Company has no commitments for capital expenditures in the near future. The Company purchases or subcontracts (on an per item basis) for the ASI-9000 and installation integration technology. The Company will need to pay the expenses of the installation of the ASI-9000. When the Company enters into contracts for the ASI-9000 it will contract with ASIT Australia for purchase of the equipment and then contract for the integration technology.

GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty Ltd., ("ASIE") an Australian corporation. ASIE has accumulated losses of approximately $809,000 at June 30, 1999 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern subsequent to the acquisition, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customers, airline revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provides capital for the equipment. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS




      PAGE F-1         - INDEPENDENT AUDITORS' REPORT

      PAGE F-2         - CONSOLIDATED BALANCE SHEET AS
                         OF JUNE 30, 1999

      PAGE F-3         - CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JUNE 30, 1999 AND
                         1998 AND FOR THE PERIOD FROM DECEMBER
                         15, 1993 (INCEPTION) TO JUNE 30, 1999

      PAGES F-4 - F-5  - CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY FOR THE PERIOD
                         FROM DECEMBER 15, 1993 (INCEPTION) TO
                         JUNE 30, 1999

      PAGES F-6 - F-7  - CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                         THE YEARS ENDED JUNE 30, 1999 AND
                         1998 AND FOR THE PERIOD FROM DECEMBER
                         15, 1993 (INCEPTION) TO JUNE 30, 1999

      PAGES F-8 - F-22 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 ASI Entertainment Inc.

We have audited the accompanying consolidated balance sheet of ASI Entertainment Inc. and Subsidiaries (a development stage company) as of June 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1999 and 1998 and for the period from December 15, 1993 (Inception) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment Inc. and Subsidiaries (a development stage company) as of June 30, 1999 and the results of its operations and cash flows for each of the two years ended June 30, 1999 and for the period from December 15, 1993 (Inception) to June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              WEINBERG & COMPANY, P.A.




Boca Raton, Florida
October 8, 1999

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,1999

                                     ASSETS



CURRENT ASSETS
 Cash and cash equivalents                                  $    1,100
                                                            ----------

      Total Current Assets                                       1,100

Property and equipment, net                                  1,200,897
Investment in media rights, net                                216,591
                                                            ----------

TOTAL ASSETS                                                $1,418,588
                                                            ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Loans payable under bank line of credit                    $   32,957
 Accounts payable and accrued expenses                             162
 Due to related parties                                         61,291
                                                            ----------

      Total Liabilities                                         94,410
                                                            ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, none issued and outstanding                  -
 Common stock, $0.0001 par value, 100,000,000
  shares authorized, 5,754,337 shares issued and
  outstanding                                                      576
 Additional paid-in capital                                  3,073,641
 Additional paid-in capital - discount on shares              (745,470)
 Deficit accumulated during development stage                 (809,394)
 Accumulated other comprehensive loss                         (178,325)
                                                            ----------
                                                             1,341,028
 Less subscriptions receivable                                 (16,850)
                                                            ----------

     Total Stockholders' Equity                              1,324,178
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,418,588
                                                            ==========


          See accompanying notes to consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
        AND THE PERIOD FROM DECEMBER 15,1993 (INCEPTION) TO JUNE 30, 1999

                              Cumulative From
                            December 15, 1993
                              (Inception) to
                               June 30, 1999       1999          1998
                               -------------   -----------    -----------

REVENUES                       $      81,076   $    36,119    $   44,957

Cost of sales                         40,971        18,493        22,478
                               -------------   -----------    ----------
Gross Profit                          40,105        17,626        22,479
                               -------------   -----------    ----------

EXPENSES
 Officers' compensation              172,550        82,262        90,288
 Other employee compensation          34,508           308        34,200
 Accounting and auditing              50,719        35,495        15,224
 Advertising                           9,178           389         8,789
 Amortization                        111,793        62,320        49,473
 Banking                               1,665         1,134           531
 Consulting expense                   11,429        11,429          -
 Convention expense                    5,001         2,092         2,909
 Depreciation                        138,035        65,807        72,228
 Directors' fees                      25,191        11,511        13,680
 Engineering                          24,760         2,040        22,720
 Marketing expense                    39,887        24,730        15,157
 Offering costs                      107,l24        11,666        95,458
 Professional fees                    39,703         9,784        29,919
 Office expenses,
  rent and utilities                  26,910        17,736         9,174
 Travel                               51,046        14,538        36,508
                               -------------  ------------   -----------
TOTAL EXPENSES                       849,499       353,241       496,258
                               -------------  ------------   -----------

NET LOSS                            (809,394)     (335,615)     (473,779)

OTHER COMPREHENSIVE
 INCOME (LOSS)

 Foreign currency translation
  gains (losses)                    (178,325)       92,937      (247,322)
                               -------------   -----------   -----------

COMPREHENSIVE LOSS             $    (987,719)  $  (242,678)  $  (721,101)
------------------             =============   ===========   ===========

 Weighted average number
  of shares outstanding
  during the period -
  basic and diluted                2,219,749     5,754,337     3,985,870
                               =============   ===========   ===========

 Net loss per common
  share and equivalents -
  basic and diluted            $     (0.3646)  $   (0.0583)  $   (0.1189)
                               =============   ===========   ===========


          See accompanying notes to consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM DECEMBER 15, 1993 (INCEPTION) TO JUNE 30, 1999


                                                                     ADDITIONAL    DEFICIT
                                        COMMON STOCK                  PAID-IN    ACCUMULATED  ACCUMULATED
                                    ------------------   ADDITIONAL    CAPITAL      DURING        OTHER
                                    NUMBER OF             PAID-IN     DISCOUNT   DEVELOPMENT  COMPREHENSIVE SUBSCRIPTIONS
                                      SHARES    AMOUNT    CAPITAL    ON SHARES      STAGE     INCOME (LOSS)   RECEIVABLE   TOTAL
                                      ------    ------    -------    ---------      -----     -------------   ----------   -----

Issuance of common stock in
 December 1993 to ASI
 Technologies Pty. Ltd.
 ("ASIT"), founder                           2   $ -     $        1   $    -      $    -       $    -          $   -     $        1
                                    ----------   ----    ----------   ---------   ---------    ---------       --------  ----------


Balance, June 30, 1994                       2     -              1        -           -            -              -              1
----------------------              ----------   ----    ----------   ---------   ---------    ---------       --------  ----------



Balance, June 30, 1995                       2     -              1        -           -            -              -              1
----------------------


Net issuance of common
 stock to ASIT                              13     -              8        -           -            -              -              8


Issuance of common stock to
 ASIT in exchange for assets
 purchased                           1,500,000    150       894,450    (745,470)       -            -              -        149,130


Issuance of common stock to
 investor and employees                 62,500      6        37,269        -           -            -           (37,275)       -


Foreign currency translation
 gain                                     -        -           -           -           -           8,302           -          8,302
                                    ----------   ----    ----------   ---------   ---------    ---------        -------  ----------



Balance, June 30, 1996               1,562,515    156       931,728    (745,470)       -           8,302        (37,275)    157,441
----------------------


Issuance of common stock to
 ASIT inexchange for assets
 purchased                             659,975     66       418,358        -           -            -              -        418,424

Foreign currency translation
 loss                                     -        -           -           -           -         (32,243)          -        (32,243)
                                    ----------   ----    ----------   ---------   ---------     --------        -------  ----------



Balance, June 30, 1997               2,222,490    222     1,350,086    (745,470)       -         (23,941)       (37,275)    543,622
----------------------


Issuance of common stock to
 investors                             821,500     82       433,263        -           -            -           (43,735)    389,610


Issuance of common stock in
 exchange for media rights             375,000     38       197,362        -           -            -              -        197,400


Issuance of common stock
 to ASIT in exchange for
 assets purchased                    1,875,000    188     1,081,462        -           -            -              -      1,081,650

Write-off of subscriptions
 receivable                               -        -           -           -           -            -            37,275      37,275

Foreign currency translation
 loss                                     -        -           -           -                    (247,321)          -       (247,321)

Net loss 1998                             -        -           -           -       (473,779)        -              -       (473,779)
                                    ----------   ----    ----------   ---------   ---------    ---------       --------  ----------



Balance, June 30, 1998               5,293,990   $530    $3,062,173   $(745,470)  $(473,779)   $(271,262)      $(43,735) $1,528,457
----------------------



                 See accompanying notes to financial statement.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM DECEMBER 15, 1993 (INCEPTION) TO JUNE 30, 1999

                                                                  ADDITIONAL    DEFICIT
                                     COMMON STOCK                  PAID-IN    ACCUMULATED   ACCUMULATED
                                 -----------------    ADDITIONAL    CAPITAL      DURING        OTHER
                                 NUMBER OF             PAID-IN     DISCOUNT   DEVELOPMENT  COMPREHENSIVE  SUBSCRIPTIONS
                                   SHARES   AMOUNT     CAPITAL     ON SHARES     STAGE     INCOME (LOSS)    RECEIVABLE      TOTAL
                                   ------   ------     -------     ---------     -----     -------------    ----------      -----



Recapitalization, July 1, 1998    417,189    $ 42   $      100    $    -       $    -        $    -         $    -      $       142

Issuance of common stock
 in exchange for consulting
 services                          43,158       4       11,368         -            -             -              -           11,372


Receipt of subscriptions
  receivable                         -                    -            -            -             -            26,885        26,885

Foreign currency translation
  gain                               -                    -            -            -           92,937           -           92,937

Net loss 1999                        -                    -            -        (335,615)         -              -         (335,615)
                                ---------     ----   ---------    ---------    ---------     ---------      ---------   -----------



BALANCE, JUNE 30, 1999          5,754,337    $576   $3,073,641    $(745,470)   $(809,394)    $(178,325)     $ (16,850)  $ 1,324,178
----------------------          =========    ====   ==========    =========    =========     =========      =========   ===========



                 See accompanying notes to financial statement.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                AND THE PERIOD FROM DECEMBER 15, 1993 (INCEPTION)
                                TO JUNE 30, 1999

                                           Cumulative From
                                          December 15, 1993
                                           (Inception) to
                                            June 30, 1999        1999           1998
                                            -------------     ----------     ----------
Cash flows from operating activities:
  Net loss                                    $(809,394)      $(335,615)     $(473,779)
                                              ---------       ---------      ---------
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation                                138,035          65,807         72,228
    Amortization                                111,793          62,320         49,473
    Consulting expense incurred
     in exchange for common stock                11,429          11,429            -
  Changes in operating assets
   and liabilities:
   (Increase) decrease in:
     Trade accounts receivable                     (651)          6,670         (7,321)
     Other receivables                             (300)          3,086         (3,386)
   Increase (decrease) in:
     Accounts payable and accrued expenses          929          (8,222)         9,151
                                              ---------       ---------      ---------
  Total adjustments to reconcile
   net loss to net cash used in
   operating activities:                        261,235         141,090        120,145
                                              ---------       ---------      ---------

     Net cash used in
       operating activities                    (548,159)       (194,525)      (353,634)
                                              ---------       ---------      ---------

Cash flows from investing activities:
  Advances to affiliate                         (17,015)            -          (17,015)
  Cash acquired through recapitalization         15,453          15,453            -
                                              ---------       ---------      ---------

     Net cash provided by (used in)
       investing activities                      (1,562)         15,453        (17,015)
                                              ---------       ---------      ---------

Cash flows from financing activities:
  Increase in loans payable - bank               31,072          31,072            -
  Increase in due to related parties             57,786          57,786            -
  Proceeds from issuance of
   common stock, net                            468,178          24,928        443,166
                                              ---------       ---------      ---------

     Net cash provided by
       financing activities                     557,036         113,786        443,166
                                              ---------       ---------      ---------
  Effect of exchange rate
    changes on cash                              (6,215)          1,064         (7,279)
                                              ---------       ---------      ---------

Net increase (decrease) in cash                   1,100         (64,222)        65,238


          See accompanying notes to consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                AND THE PERIOD FROM DECEMBER 15, 1993 (INCEPTION)
                                TO JUNE 30, 1999


                                  Cumulative From
                                 December 15, 1993
                                   (Inception) to
                                    June 30, 1999      1999         1998
                                    -------------   ----------   ----------
      CASH AND CASH EQUIVALENTS
       AT BEGINNING OF YEAR                  -          65,322          84
                                    -------------   ----------   ---------

      CASH AND CASH EQUIVALENTS
       AT END OF YEAR               $       1,100   $    1,100   $  65,322
       --------------               =============   ==========   =========

Supplemental disclosure of non-cash financing activities:

                  In June 1998, the Company's board of directors approved the write-off of certain subscriptions receivable from former employees of the ASIT. The amount of $34,200 was included in the statement of operations as other employee compensation for the year ended June 30, 1998.

                  Effective October 9, 1997, 375,000 shares of the Company's common stock were exchanged for all rights, title and interest in the Media Agreement which was recorded on the acquisition date at $224,010 (See Note 4).

                  On September 30, 1997, the Company issued 1,875,000 shares of common stock and 1,875,000 options to purchase shares of the Company's common stock in exchange for certain ACAMS Systems and other equipment which was recorded on the acquisition date at $923,250 (See Note 6).

                  On December 16, 1996 the Company issued 659,975 shares of common stock to ASIT in exchange for nine ACAMS systems (See
                  Note 3), making ASIT a 29.7% shareholder of the Company as of that date.

                  On January 30, 1996, the Company issued 40,625 shares of common stock to a company listed on the Australian stock exchange and 21,875 shares to various employees of the Company.

                  On January 9, 1996, the Company issued 1,500,000 shares of common stock to ASIT, its parent at that time, (See Note 9) in exchange for a 40% interest in ASI Media, a 40% beneficiary interest in the Unit Trust, a value added reseller agreement for ACAMS, and intellectual property of the ASI-9000 Program (See Note 7).


          See accompanying notes to consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  Organization

         ASI Entertainment, Inc., is a development stage company incorporated on April 29, 1998 under the corporation laws of Delaware for the purpose of acquiring ASI Entertainment Pty., Ltd.

         On July 1, 1998 ASI Entertainment, Inc. acquired one hundred percent of the issued and outstanding common stock of ASI Entertainment Pty., Ltd. in a transaction accounted for as a recapitalization of ASI Entertainment Pty., Ltd. (see Notes 6 and 12). ASI Entertainment Pty., Ltd. is considered a predecessor pursuant to the acquisition.

         ASI Entertainment Pty., Ltd. ("ASIE") is a development stage company, incorporated in December 1993 under the corporation laws of Victoria, Australia. ASIE provides in-flight video and audio entertainment and data communications to the commercial airline industry and sells advertising time on its ASI-9000 Programs installed on commercial aircraft (see Note 2).

         ASIE's wholly owned subsidiary, ASI Media Pty., Ltd. ("ASI Media") is an inactive corporation whose sole purpose is to act as trustee to the ASI Media Unit Trust (the "Unit Trust") (See Note 4).

         The Company's wholly owned subsidiary, ASI Technologies, Inc. ("ASI Technologies") is an inactive corporation, incorporated on April 1, 1998 under the laws of Delaware.

         ASI Entertainment, Inc. and its subsidiaries are hereinafter referred to as the "Company".

         (B)  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned active subsidiary ASIE and its wholly owned inactive subsidiaries, ASI Technologies and ASI Media. All significant intercompany transactions and balances have been eliminated in consolidation.

         (C)  Basis of Presentation

         The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The basis of accounting differs from that used in the Australian statutory financial statements of ASIE. Adjustments are made to translate the statutory financial statements of ASIE to United States Generally Accepted Accounting Principles. The financial statements are expressed in United States dollars. The functional

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          CONT'D

         (C)  Basis of Presentation - (CONT'D)

         currency of ASIE is the Australian dollar. The financial statements as of June 30, 1998 include the accounts of ASIE, the predecessor company.

         (D)  Use of Estimates

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (E)  Revenue Recognition

         Revenue during 1999 and 1998 is derived from media sales relating to equipment installed under one contract with a commercial airline (See
         Note 9). Revenue from this contract is recognized on an accrual basis as earned under the contract terms.

         (F) Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

         (G)  Property and Equipment

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         (H)  Investment in Media Rights

         The investment in media rights is accounted for at cost, less accumulated amortization (See Note 4).

         (I)  Foreign Currency Translation

         The functional currency of ASIE and its subsidiary, ASI Media, is the Australian dollar. Financial statements for these entities are

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          CONT'D

         (I)  Foreign Currency Translation - (CONT'D)

         translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. (See
         Note 1 (J).)

         (J)  Comprehensive Income (Loss)

         The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

         The foreign currency translation gains (losses) (see Note 1 (I)) resulting from the translation of the financial statements of ASIE and its subsidiary, ASI Media, expressed in Australian dollars, to United states dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income
         (Loss) in Stockholders' Equity and in the Statement of Stockholders' Equity.

         (K)  Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         At June 30, 1999 and June 30, 1998, the Company had net operating loss carryforwards of approximately $798,000 and $474,000, respectively which expire under Australian tax law at various dates through the year 2006. The deferred tax asset created by this net operating loss has been fully offset by a valuation allowance.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         CONT'D

         (L) Earnings Per Share Data

         Net loss per common share for the year ended June 30, 1999 and 1998 is required to be computed based on the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". For 1999, the shares used in the weighted average computation are the actual shares outstanding for that period. For 1998, the weighted average shares have been retroactively restated to reflect the quantity of shares of ASI Entertainment, Inc., issued to the Company's shareholders at the date of the recapitalization (see Notes 6 and 12). The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive.

         (M)  Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's financial instruments, including loans payable, accounts payable and accrued liabilities, and due to related parties, approximates fair value due to the relatively short period to maturity for these instruments.

         (N)  New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The Company's adoption of this statement did not have a material effect on the Company's financial position or results of operations.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 2 - OPERATIONS

         The Company was dormant from December 1993 (inception) until January 1996, at which time it began to acquire assets and issue stock. The Company commenced operations on July 1, 1997 and did not have operating revenues or expenses prior to that date.

NOTE 3 - PROPERTY AND EQUIPMENT

         On December 16, 1996, the Company purchased from ASI Technologies Pty., Ltd. ("ASIT"), a related party, but not a shareholder at that time (See Notes 6 and 9), nine CMA-3200 Hardware Platforms (developed and produced by a third party), a component of the ASI-9000 Program, for a price of $418,424 ($348,995 as translated at June 30, 1999) through the issuance of 659,975 shares of common stock of the Company. On September 30, 1997, the Company purchased Airline Cabin Management and Communication Systems ("ACAMS"), which are the next generation hardware platforms developed by ASIT, and other equipment from ASIT for a price of $1,081,650 ($991,500 as translated at June 30, 1999) through the issuance of 1,875,000 common stock and 1,875,000 options to purchase the Company's common stock. The price of both purchases represents ASIT's original cost basis in such systems.

         The following is a summary of property and equipment at June 30, 1999:

         CMA-3200 and ACAMS                           $ 1,340,495
         Less: Accumulated depreciation                  (139,598)
                                                      -----------
                                                      $ 1,200,897
                                                      ===========

         The Company began depreciating the CMA-3200 equipment on July 1, 1997 over a period of 5 years. Depreciation expense for the year ended June 30, 1999 and 1998 was $65,807 and $72,228, respectively.

         As of June 30, 1999 the ACAMS equipment purchased on September 30, 1997 has not yet been depreciated since it was not yet placed in service. Placement of this equipment is contingent upon future contracts or orders from commercial airlines.

NOTE 4 - INVESTMENTS

         As discussed in Notes 6 and 7, on January 9, 1996, the Company acquired from ASIT a 40% shareholder interest in ASI Media at a cost of $30 and a 40% beneficiary interest in the Unit Trust, which was in substance, an intangible asset, (see below) at a cost of $149,340. On February 14, 1996, the Company acquired the remaining 60% of ASI Media for $45 thereby making it a wholly owned subsidiary of the Company. The total investment of $75 in ASI Media is eliminated in consolidation.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 4 - INVESTMENT - (CONT'D)

         As of June 30, 1997, ASI Media, under a February 21, 1996 Media Agreement with the Company, held sole rights to market, sell and receive revenues from the sale of advertising and sponsorship related to the ASI-9000 Program installed on commercial aircraft. Under the Deed of the Unit Trust all revenues generated from ASI Media, the trustee, is distributed to the Unit Trust for distribution to the beneficiaries. Effective October 9, 1997, 375,000 shares of the Company's common stock were exchanged for all rights, title and interest in the Media Agreement. The substance of this transaction is to allow the Company to receive 100% of all future revenues generated from advertising and sponsorship sales. On the transaction date of October 9, 1997 the Company recorded as an intangible asset an Investment in Media Rights of $224,010, and transferred the $149,340 investment in the Unit Trust to Investment in media rights. As of June 30, 1999, the recorded cost aggregated $216,591, net of accumulated amortization of $113,909, cumulative differences relate to changes in translation rates at the balance sheet date.

         The Investment in media rights is amortized over a period of 5 years beginning October 9, 1997 using the straight-line method. Amortization expense for the years ended June 30, 1999 and 1998 was $62,320 and $49,473, respectively.

NOTE 5 - LOANS PAYABLE - BANK

         The Company currently maintains a line of credit with a bank for $33,050, negotiated in May 1999. Outstanding balances under the line of credit accrue interest at the ANZ Retail Index Rate, as published in the Australian Financial Review, plus 2.95% due on a monthly basis. The rate and outstanding principal balance at June 30, 1999 was 11.5% and $32,957, respectively.

NOTE 6 - COMMON STOCK

         Pursuant to the acquisition and recapitalization (see Note 12), all capital stock quantities and amounts and per share data in the accompanying consolidated financial statements have been retroactively restated.

         The Company was capitalized in December 1993 with 2 shares of common stock issued to ASIT, and in January 1996 with 13 additional shares of common stock issued to ASIT.

         On January 9, 1996, the Company issued 1,500,000 shares of common stock to ASIT, its parent at that time, (See Note 9) in exchange for a 40% interest in ASI Media, 40% beneficiary interest in the Unit Trust, a value added reseller agreement for ACAMS, and intellectual property of the ASI-9000 Program (See Note 7).

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 6 - COMMON STOCK - (CONT'D)

         On January 23, 1996, ASIT, the Company's parent at that time, in lieu of payment transferred its 1,500,015 shares of the Company's common stock (representing 100% of the shares then held by it) to various companies to whom ASIT was indebted that are controlled by certain directors of the Company.

         On January 30, 1996, the Company issued 40,625 shares of its common stock to a company listed on the Australian Stock Exchange and 21,875 shares to various employees of the Company.

         On December 16, 1996 the Company issued 659,975 shares of its common stock to ASIT in exchange for nine ACAMS systems (See Note 3), making ASIT a 29.7% shareholder of the Company as of that date.

         On September 30, 1997, the Company issued 1,875,000 shares of its common stock and 1,875,000 options to purchase shares of the Company's common stock in exchange for certain ACAMS Systems and other equipment purchased from ASIT. Concurrent with the agreement to acquire the aforementioned equipment, ASIT assigned its ownership of the 1,875,000 shares and options to various entities to whom ASIT was indebted to.

         Effective October 9, 1997, 375,000 shares of the Company's common stock were exchanged for all rights, title and interest in the Media Agreement which was recorded on the acquisition date at $224,010 (See
         Note 4).

         Between September 30, 1997 and June 30, 1998 the Company issued 821,500 to various investors for cash.

         Pursuant to the recapitalization, the Company obtained 417,189 shares of common stock previously issued to prior shareholders of ASI Entertainment, Inc.

NOTE 7 - ADDITIONAL PAID-IN CAPITAL - DISCOUNT ON SHARES

         On January 9, 1996, the Company acquired from ASIT, its parent at that time (See Notes 6 and 9), a 40% beneficiary interest in the Unit Trust, a 40% shareholder interest in ASI Media, an exclusive value added reseller agreement with ASIT for ACAMS Cabin Management and Communications Systems, a teaming agreement between ASIT and Canadian Marconi Corporation dated February 14, 1995, and the intellectual property of the ASI-9000 Program for a total purchase price of $894,600 as translated to United States Dollars on the transaction date. Payment was made by issuing 1,500,000 shares of the Company's common stock to ASIT. The teaming agreement was subsequently terminated and a portion of the

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 7 - ADDITIONAL PAID-IN CAPITAL - DISCOUNT ON SHARES - (CONT'D)

         purchase price at the transaction date in the amount of $149,100 ($132,196 as translated at June 30, 1999) was allocated to the investment in the Unit Trust and $30 to the investment in ASI Media. At the purchase date of January 9, 1996, the technological feasibility of the ASI-9000 Program had not yet been established and the technology had no alternative future use. Consequently, all research and development costs had been expensed by ASIT leaving a zero historical cost basis as defined under Generally Accepted Accounting Principles. The excess of the par value of the shares issued by the Company over the original cost basis of ASIT represents the remaining $745,470 of the purchase price. This amount is considered a distribution of equity to ASIT since they had no cost basis in the intellectual property of the ASI-9000 Program and the value added reseller agreement. Accordingly, the $745,470 was recorded as Additional Paid-In Capital-discount on shares.

NOTE 8 - STOCK OPTIONS

         Pursuant to the acquisition and recapitalization (see Note 12), the stock options quantities and terms in the accompanying notes to the financial statements have been retroactively restated.

         On July 1, 1998, the Company issued 500,000 options to acquire shares of the Company's common stock at an exercise price of $0.50 to certain officers and directors of the Company in exchange for their existing outstanding options in ASIE, issued in January 1996. There were no modifications to the terms of the options. According to the acquisition agreement (see Note 12), the options vest immediately and expire at June 30, 2000. All options remained unexercised at June 30, 1999.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for options issued as of June 30, 1999 and 1998. Had compensation cost for the Company's issued stock options been determined based on the fair value at the grant date consistent with SFAS No.123, "Accounting for Stock Based Compensation" (Statement No.
         123), the Company's net loss for the years ended June 30, 1999 and 1998 would not have changed as indicated in the pro-forma amounts below.

                                                  1999          1998
                                               -----------  ----------
         Net loss           As reported        $ (335,615)  $(473,779)
                             Pro forma         $ (335,615)   (473,779)
         Net loss per share As reported        $ (0.0583)    (0.1189)
                             Pro forma         $ (0.0583)    (0.1189)

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 8 - STOCK OPTIONS - (CONT'D)

         The effect of applying SFAS No.123 is not likely to be representative of the effects on reported net income (loss) for future years.

         For financial statement disclosure purposes, the fair market value of each stock option grant is estimated on the date of grant using the minimum value method in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 5.532%, and expected term of one year.

         A summary of the Company's Employee Stock Options as of June 30, 1999 and changes during the year is presented below:

                                                                    Weighted-
                                                      Number of      Average
                                                       Shares     Exercise Price
                                                       ------     --------------
         Stock Options
          Balance at beginning of period               500,000      $     0.50
          Granted                                         -                -
          Exercised                                       -                -
          Forfeited                                       -                -
                                                    ----------      ----------
          Balance at end of period                     500,000      $     0.50
                                                    ==========      ==========

          Options exercisable at end of period         500,000      $     0.50
          Weighted average fair value of
           options granted during the period                        $      -
                                                                    ===========

         The following table summarizes information about options outstanding at June 30, 1999:

                           Options Outstanding              Options Exercisable
                    ------------------------------------  ----------------------
                                   Weighted-
                      Number        Average     Weighted     Number     Weighted
          Range of  Outstanding    Remaining     Average  Exercisable   Average
          Exercise  at June 30,   Contractual   Exercise  At June 30,   Exercise
            Price     1999           Life         Price    30, 1999      Price
            -----     ----           ----         -----    --------      -----
          $  0.50    500,000       Years  1.00   $  0.50     500,000     $ 0.50
                     =======                                 =======

         On July 1, 1998, the Company issued 43,158 stock options to consultants at an exercise price of $0.50 in exchange for consulting services. For financial statement disclosure purposes and for purposes of valuing stock options issued to consultants, the fair market value of each stock option granted during the year ended June 30, 1999 was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.475%, volatility 0% and expected term of two

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 8 - STOCK OPTIONS - (CONT'D)

         years. As the fair value of the stock options equals zero as of the grant date, no consulting expense was recorded for the year ended June 30, 1999. On July 1, 1998, the Company issued 4,384,014 non-compensatory options to acquire shares of the Company's common stock at an exercise price of $0.50 in exchange for existing outstanding options in ASIE, originally issued for consideration by the option holders. There were no modifications to the terms of the options. According to the acquisition agreement (see Note 12), the options vest immediately and expire at June 30, 2000. All options remained unexercised at June 30, 1999.

NOTE 9 - OPERATING AGREEMENTS

         On December 13, 1995, the Company entered into a Supply and License Agreement (the "Agreement") with an airline to supply, license and install ASI-9000 Programs ("System") on the airline's commercial aircraft. Under the terms of the Agreement, the license term for each system will run for five years from November 1996, the date of diagnostic test completion (after installation) with an option to renew. The hardware component of the System will become the property of the airline at the expiry of the initial license term. The Company will receive a maximum monthly license fee derived from advertising revenues of $3,625 for each System, and a monthly maintenance fee of $1,875 also derived from advertising revenues under a separate maintenance support agreement. All advertising and sponsor revenues, after deduction of the license fee and direct costs, will be paid to the airline. The initial order under the Agreement is for nine systems and additional fourteen Systems, subject to the airline approval of the license fee. The first nine systems were installed and approved by the airline during 1996. The airline has the option to order additional systems under the Agreement. The Company anticipates that agreements with future customers will not include a set monthly licensing fee but will provide that the Company retain the revenues generated from advertisers and sponsors from which they will pay sales commissions and expenses.

         On January 9, 1996, the Company entered into an agreement with ASIT, its parent at that time, (See Notes 5 and 9) whereby it acquired the sole right to purchase ACAMS terminals from ASIT for use in the ASI-9000 Program at a fixed price per terminal as stipulated in the agreement or such lesser price as mutually agreed upon from time to time in line with commercially competitive prices from alternative suppliers. Under terms of the agreement, ASIT may purchase hardware of a similar nature from alternative suppliers if the price is lower than that stipulated in the contract. Additionally, under the agreement ASIT has agreed to provide technical support at

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 9 - OPERATING AGREEMENTS - CONT'D

         commercially competitive rates. The agreement is effective for 5 years with an option to renew on the same terms and conditions.

NOTE 10 - RELATED PARTIES

         (A)  Due to Related Parties

         The following schedule reflects amounts due to related parties at June 30, 1999:

         Due to company affiliated through
          common shareholders and officers          $ 53,118

         Due to a director of the Company              8,012

         Due to ASIT                                     161
                                                    --------

         Total                                      $ 61,291
                                                    ========

         (B)  Related Party Transactions

         At June 30, 1999 and 1998, ASIT was a 12.5% and 11.59% shareholder, respectively, of the Company (See Note 6). As discussed in Note 9 above, the Company entered into an agreement to purchase ACAMS systems from ASIT. In addition, as discussed in Note 3, 6 and 7 the Company purchased certain assets from ASIT during fiscal 1998 and 1997 through the issuance of common stock. Certain directors of the Company are also directors of ASIT.

         During 1999 and 1998, the Company paid fees of $14,957 and $8,208, respectively to a company affiliated through common shareholders and directors. These fees cover office rent and certain utilities and office expenses of shared offices and are included in office expenses in the Statement of Operations. During 1998, the Company reimbursed the same affiliate $27,497 in travel expenses which is included in travel expenses in the Statement of Operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the roll over of the two-digit year value to 00. The issue is

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 11 - COMMITMENTS AND CONTINGENCIES - CONT'D

         whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company uses a standard off the shelf accounting software package for all of its accounting requirements. Management has contacted the software vendor and determined that the accounting software is Year 2000 compliant. All internal management software is Microsoft based and management continually monitors the Year 2000 status of such software. Management has verified Year 2000 status with its primary vendors and has not identified any Year 2000 issues with those vendors. Costs of investigating internal and external Year 2000 compliance issues have not been material to date. As a result, management believes that the effect of investigating and resolving Year 2000 compliance issues on the Company will not have a material effect on the Company's future financial position or results of operations.

         In addition to the effect of Year 2000 issues on the Company's accounting and management systems, Year 2000 issues may effect the Company's products as the products are primarily computerized systems. The Company's products have been tested and validated in line with the supporting documentation from the Company's vendors. All products were deemed to be Year 2000 compliant. The costs of such testing and validating were minimal and absorbed as part of the Company's normal quality control procedures.

NOTE 12 - ACQUISITION AND RECAPITALIZATION

         Under an agreement dated June 10, 1998, effective July 1, 1998, the Company acquired all of the issued and outstanding common stock and stock options of ASIE in exchange for common stock and common stock options of the Company. Under the terms of the agreement, the ASIE's outstanding shares and options were exchanged at a ratio of one share and one option of the Company for every eight shares and eight options of ASIE. As a result of the exchange, ASIE and its wholly owned inactive subsidiary, ASI Media became wholly owned subsidiaries of the Company, and the shareholders of ASIE received 5,293,990 shares and became shareholders of 92.7% of the Company. Generally accepted accounting principles require that the Company whose shareholders retain a majority interest in a combined business be treated as the acquiror for accounting purposes. As a result, the merger will be treated as an acquisition of the Company by ASIE, and a recapitalization of ASIE. Accordingly, the Company's financial statements include the following: (1) The balance sheet

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 12 - ACQUISITION AND RECAPITALIZATION - CONT'D

         consists of ASIE's net assets at historical cost and the Company's net assets at historical cost and (2) the statement of operations includes the ASIE's operations for the period presented and the operations of the Company from the date of acquisition. As a result of the acquisition, the Company obtained 417,189 shares previously issued to the prior shareholders of ASI Entertainment, Inc., resulting in a total of 5,711,179 shares issued and outstanding subsequent to the acquisition.

NOTE 13 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

         The Company incurred net losses of $335,615 and $473,779 in 1999 and 1998, respectively and had an accumulated deficit of $809,394 as of June 30, 1999. Furthermore the Company will be required to make significant expenditures in connection with continuing engineering, installation, maintenance and marketing efforts along with general and administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

         The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. The Company is currently applying for quotation on the NASD OTC Bulletin Board to facilitate the raising of capital. In addition, the Company may also attempt to negotiate revenue sharing arrangements with vendors or customer airlines whereby the Company will share its advertising revenues in exchange for capital to cover equipment or installation costs. The Company also expects additional contracts with airlines to install its equipment in the near future. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 14 - SUBSEQUENT EVENTS

         (A) Consulting Agreements

         On August 15, 1999 (the "effective date"), the Company entered into an agreement (the "Agreement") with a non-related party (the

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 14 - SUBSEQUENT EVENTS - (CONT'D)

         (A) Consulting Agreements - (CONT'D)

         "Consultant"). The Agreement was established for a term of two years from the effective date. The services provided by the Consultant primarily comprise corporate finance matters, such as reviewing business plans and projections, advising the Company on its capital structure and on alternatives for raising capital, reviewing and advising the Company on prospective mergers and acquisitions. As consideration for the services provided, the Company agreed to pay to the Consultant a finder's fee of 5% of the first $3,000,000, 4% of the next $3,000,000, 3% of the next $2,000,000, 2% of the next $2,000,000 and 1% of the excess, if any, over $10,000,000, of the aggregate consideration received by the Company with respect to any transaction introduced to the Company by the Consultant and consummated by the Company during the two year period commencing on the effective date. Moreover, as consideration for services related to developing a public market and public relations, the Company agreed to issue to the Consultant 100,000 shares of its common stock and 100,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.50 per share. These warrants vest immediately and become exercisable over a period of three years. As of the date of this report, none of these warrants have been exercised. For all other consulting services as defined in the Agreement the Company shall pay the Consultant its customary fees as incurred.

         On August 15, 1999 (the "effective date"), the Company entered into an agreement with a related party, a director of the Company (the "Consultant"). The agreement was established for a term of six months from the effective date. The Consultant has been retained to negotiate on behalf of the Company the 100% acquisition of Hatfield Aviation, Inc. (see Note 14 (B)). As consideration for the services provided, the Company agreed to issue to the Consultant 250,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.50 per share. These warrants vest immediately and become exercisable over a period of three years. As of the date of this report, none of these warrants have been exercised.

         Pursuant to SFAS 123, the Company will charge to operations the fair market value of the common stock and common stock warrants issued to consultants in the period in which the services are provided.

         (B)  Acquisition Agreement

         On August 27, 1999, the Company entered into an agreement with Hatfield Aviation, Inc. ("Hatfield"), a company doing business as an aviation electrical and overhaul repairer, and the shareholders of Hatfield (the "Hatfield Shareholders"). Under the terms of the agreement, subject to conditions precedent to closing, the Company will acquire 100% of the issued and outstanding common stock of Hatfield. As consideration for the common stock acquired the Company agreed to pay a total purchase price of $2,500,000,

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 14 - SUBSEQUENT EVENTS - (CONT'D)

         (B)  Acquisition Agreement

         consisting of $2,000,000 in cash and the issuance of 500,000 shares of the Company's common stock. As of the date of this report, the agreement has not closed and the Company had not made any advance cash payments nor issuances of common stock to Hatfield. The Company intends to raise capital required to close this transaction through an offering of its equity securities subsequent to obtaining quotation on the NASD OTC Bulletin Board (see Note 13).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name:                                  Title:
-----                                  ------

Ronald J. Chapman                      President  and Director

Graham O. Chappell                     Director

Philip A. Shiels                       Vice President, Chief Financial Officer
                                       and Director

Richard W. Mason                       Director


All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, the Company's Bylaws provide for not less than one nor more than five directors. Currently, there are four directors of the Company. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RONALD J. CHAPMAN, 47, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 75% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 54, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 47, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976. Mr. Shiels has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

RICHARD W. MASON, 66, has been a director of the Company since June, 1998. From 1989 through 1997, Mr. Mason served as president of Global Aviation Associates, Inc. From June, 1997 to the present, Mr. Mason served as chairman of the Board of Directors of Global Aviation Company, Aurora, Colorado. Prior to forming Global Aviation, Mr. Mason held the position of Vice President of Combs Gates, Inc. (a subsidiary of Gates Learjet, Denver Colorado), a company with which he was associated twenty years. From 1995 to present, Mr. Mason has served as vice president of Lasting Treasures Publishing Company, Houston, Texas, a music publishing company.

ITEM 10. EXECUTIVE COMPENSATION.

The Company does not intend to pay any officer or director annual compensation exceeding $100,000 during the 12 months following incorporation of the Company. The Company has not entered into any employment agreements with its executive officers or directors nor has it obtained any key-man life insurance.

Each director is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called. The Company presently has four directors.

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 1997. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 1998:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                                               COMPENSATION     OTHER COMPENSATION
POSITION                     FISCAL YEAR      ANNUAL SALARY      BONUS/AWARDS          ALL OTHER

Ronald Chapman, President        1998               0                  0             A$72,000 (1)


Philip Shiels, Chief             1998               0                  0             A$60,000 (1)
Financial Officer

Richard Mason, Director          1998               0                  0             US$12,000 (2)

(1) The Company was invoiced A$180,000 by Chapman International Pty. Ltd. for management services rendered by Messrs. Chapman and Shiels. The fee was in turn allocated to Messrs. Chapman and Shiels for services rendered to the Company for the fiscal year ended June 30, 1999 on the basis set out above.
(2) Mr Mason has received advances from the Company of $1,000 per month which will be offset against future directors fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of the Company's Common Stock by each officer and director of the Company and by each person who owns in excess of five percent of the Company's Common Stock giving effect to the exercise of warrants or options held by the named security holder.

                                         Shares of Common
                                         Stock Beneficially    Percentage of
Name, Position and Address               Owned                 Shares Owned

Ronald J. Chapman (3)                    3,766,587               50.3%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (4)                   1,293,412               20.3%
Director
5 Marine Parade, Suite 2
St.  Kilda,
Victoria, 3148, Australia

Philip A. Shiels (5)                     500,000                 8.3%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard W. Mason                         0                       0%
Director
79 Tami Road
Red Feather Lakes, Colorado 80013

Chapman International Pty. Ltd. (6)      950,000                 15.2%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

ASI Technologies Pty. Ltd. (7)           616,575                 10.7%
3/1601 Main Road
Research, Victoria, 3095,
Australia

Research No. 1 Trust (8)                 1,950,000               28.4%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Wardour Consultants Ltd. (9)             1,562,500               24.0%
Nine Queens Road
Suite 605-6
Central, Hong Kong

Swiss Time Australia                     537,500                 10.8%
Pty. Ltd. (10)
2C Dudley Street
Brighton, Victoria, 3186
Australia

Research No. 2 Trust (11)                500,000                 8.3%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Heatherwood Pty. Ltd. (12)               442,006                 7.6%
16 Severn Street
Moonee Ponds,  Victoria, 3039
Australia

Pierce Mill Associates, Inc. (13)        417,189                 7.2%
1504 R Street N.W.
Washington, D.C. 20009

Maxwell Grant Productions                337,500                 5.6%
Pty Ltd.(14)
P.O. Box 103
Burnley, Victoria, 3121
Australia

Vision, Inc.(15)                         312,500                 5.4%
c/o Tramontana Accountants
Level 1 501 LaTrobe Street
Melbourne, Victoria, 3000
Australia

All the officers and directors
as a group (4 persons)                   5,559,999              66.5%


(3) Assumes 5,754,337 shares of Common Stock outstanding and assumes exercise of options held by named security holder.
(1)  Assumes sale of all the Securities offered by the Selling Securityholders.
(2) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia which owns 616,575 Shares and Mr. Chapman is the majority shareholder thereof and may be deemed to be the beneficial owner of such Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 850,000 Shares. The listed share holdings also include the Options to purchase 500,000 Option Shares held by Chapman International Pty. Ltd., Options to purchase 125,006 Option Shares held directly by Mr. Chapman, and Options to purchase 1,100,000 Options Shares held by the Research No. 1 Trust.
1 Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 625,006 Shares and 625,006 Option Shares held by it. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares (all of which are registered herein) of which Mr. Chappell is considered the beneficial owner. Chappell Salikin Weil Associates Pty. Ltd. is 20% shareholder of ASI Holdings Pty. Ltd. which holds 61.5% of ASIT Australia. Mr. Chappell is not deemed to be a beneficial holder thereof.
2 Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 250,000 Shares and

     250,000 Options. Mr. Shiels is a 25% shareholder of Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. which, in turn, holds 61.5% of ASIT Australia. Mr. Shiels is not deemed to be a beneficial owner thereof.
3 Includes 450,000 Shares and 500,000 Options. Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 25% shareholder of Chapman International Pty. Ltd.
4 ASIT Technologies is owned 61.5% by ASI Holdings Pty. Ltd., 25% by Chappell Salikin Weil Associates Pty. Ltd. and the remainder by two unaffiliated entities. ASI Holdings Pty. Ltd. is owned 55% by Chapman International Pty. (see preceding footnote), 20% by Chappell Salikin Weil Associates, and the remainder by unaffiliated entities. Chappell Salikin Weil Associates is solely owned by Graham O. Chappell, a director of the Company.
5 Includes 850,000 Shares and 1,100,000 Options. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 850,000 Shares.
6 Includes 812,500 Shares and 750,000 Options. Lim Tjoei Hoat is the beneficial owner of Wardour Consultants, an unrelated independent entity.
7 Includes 268,750 Shares and 268,750 Options. Eric van der Griend and Joanne van der Griend are the beneficial owners of Swiss Time Australia Pty. Ltd., an unrelated independent entity.
8 Includes 250,000 Shares and 250,000 Options. Philip A. Shiels, Chief Financial Officer and a director of the Company, is the trustee and beneficial shareholder of the 250,000 Shares and 250,000 Options owned by Research No. 2 Trust.
9 Includes 217,003 Shares and 225,003 Options. Heatherwood Pty. Ltd. is the corporate trustee of The Traftrams Trust and is an unrelated independent entity.
10 Pierce Mill Associates, Inc. is an affiliate of Cassidy & Associates, the law firm which prepared the Company's registration statement and of which James M. Cassidy is a principal. James Cassidy is the sole shareholder of Pierce Mill Associates. Mr. Cassidy owns 100% of Pierce Mill Associates and is principal of Cassidy & Associates, a Washington, D.C. securities law firm, and is considered the beneficial owner of the Shares issued to it.
11 Includes 106,250 Shares and 231,250 Options. Maxwell Grant is the beneficial owner of Maxwell Grant Productions Pty. Ltd., an unrelated independent entity.

Frank Flammea is the beneficial owner of Vision, Inc., an unrelated independent entity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has purchased the intellectual property of the ASI-9000 from ASI Australia and has contracted to purchase the ACAMS, when available, from ASIT Australia. ASIT Australia provides maintenance and servicing of the ACAMS equipment and the ASI-9000 technology. Ronald J. Chapman, President and a director of the Company, controls Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. ASIT Australia which, in turn, owns 61.5% of ASI Australia. Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 25% shareholder of Chapman International Pty. Ltd. Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. which is a 20% shareholder of ASI Holdings Pty. Ltd. and 25% shareholder in ASIT Australia.

Ronald Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's subsidiaries ASI Entertainment Pty. Ltd. ("ASIE Australia") and ASI Media Pty. Ltd. Ronald Chapman and Graham Chappell are the directors and officers of ASIT Australia.

Chapman International Pty. Ltd. will likely provide management services to the Company. Ronald J. Chapman, President and a director of the Company, is the beneficial owner of 75% of Chapman International Pty. Ltd. and Philip A. Shiels, a director of the Company, is the owner of the remaining 25%.

By an agreement of January 9, 1996, ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary of the Company) purchased from ASI Technologies Pty. Ltd. ("ASIT Australia") for the purchase price of $894,450, among other items, 40 outstanding shares of ASI Media Pty. Ltd., the intellectual property of the ASI-9000 Program, and all rights contained in the exclusive Reseller Agreement for the ACAMS Cabin Management and Communications System. The purchase price was paid by the issuance of 1,500,000 shares of ASI Entertainment, Inc. common stock. The exclusive Reseller Agreement provides, among other matters, that ASI Entertainment Pty. Ltd. shall have the sole and exclusive right on a world wide basis to purchase ACAMS terminals from ASI Australia for use in the ASI-9000 at $30,000 each, or such lesser price as mutually agreed from time to time, and that ASI Australia shall provide all necessary technical support services, including training, to ASI Entertainment Pty Ltd. or its customers in regard to such terminals. The Reseller Agreement has a term of 5 years from the date of execution (January 9, 1996) with an automatic 5 year renewal at the option of ASI Entertainment Pty. Ltd.

By an agreement of December 16, 1996, ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary of the Company) purchased from ASIT Australia for the purchase price of $418,358, the hardware and equipment, including aircraft certification on the Boeing 737 and Boeing 757, relating to the Passenger Video Systems which had been installed on certain aircraft operated by Air Europa including 9 moving map displays (the CMA 3200), 9 cabin control units, 9 installation kits and 8 Sony 8.6" monitors. The purchase price was paid by the issuance of 659,975 shares of ASI Entertainment, Inc. common stock.

On September 30, 1997, ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary of the Company) and ASIT Australia executed an agreement where ASI Entertainment Pty. Ltd. purchased certain communications systems and stocks, including but not limited to, 36 ACAMS I systems, two ACAMS prototype systems, and 2 VI-4000 Satellite News Units, in exchange for a purchase price of $1,081,650 payable by the issuance of 1,875,000 shares of common stock of ASI Entertainment, Inc. and options to acquire 1,875,000 shares of ASI Entertainment, Inc. common stock for $0.50 per share. These shares were subsequently assigned by ASIT Australia to certain debtors in payment of outstanding liabilities owed by ASIT Australia.

On October 9, 1997, ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary of the Company) and ASI Media Pty. Ltd. executed an agreement where ASI Entertainment Pty. Ltd. acquired for a purchase price of $328,945 all of ASIM's right, title and interest to the Media Agreement and the Media Agreement was canceled and voided. The purchase price was paid by distribution of 375,000 shares to all the beneficiaries of the ASIM Trust except ASI Entertainment Pty. Ltd. As a result, 375,000 shares of ASI Entertainment, Inc. were issued to Vision, Inc. and Australian Authorised Investments, Ltd. as the beneficiaries of the ASIM Trust.

The Company has in the past and plans to continue in the future to purchase products and services from ASIT Australia.

(NOTE: Share numbers referred to in this section reflect the post merger equivalent of ASI Entertainment, Inc. shares, rather than the numbers of ASI Entertainment Pty. Ltd. shares originally issued)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASI ENTERTAINMENT, INC.


                                     By:   /s/ Ronald J. Chapman
                                           -------------------------------------
                                               Ronald J. Chapman, President

                                     By:  /s/ Philip A. Shiels
                                           -------------------------------------
                                                Principal Financial Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                       Date
---------                                 -----                       ----


/s/ Ronald J. Chapman                     Director                  11/30/99
--------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                  11/30/99
--------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                      Director                  11/30/99
--------------------------------
     Philip A.  Shiels


                                          Director
--------------------------------
     Richard Mason


         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                                               OFFICE DATE

James M. Cassidy                                                   Director
                                                                   1999