Form 10QSB
period 1999-09-30
ASI ENTERTAINMENT INC
filed 1999-12-01
CIK 1067873

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September30, 1999


[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT
        For the transition period from July 1, 1999 to September 30, 1999


                        Commission file number 333-61259

                             ASI ENTERTAINMENT, INC.
       (Exact name of small business issuer as specified in its charter)


      Delaware                                   522101695
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

                             Suite 3, 1601 Main Road
                       Research, Victoria, 3095, Australia
                    (Address of principal executive offices)

                                 (613)9437 1233
                           (Issuer's telephone number)
          -------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,754,337

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]
================================================================================

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


PART I.     FINANCIAL INFORMATION........................................1

Item 1.  Financial Statements............................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................10

PART II:    OTHER INFORMATION...........................................11

Item 1.  Legal Proceedings..............................................11

Item 2.  Changes in Securities and Use of Proceeds......................11

Item 3.  Defaults Upon Senior Securities................................11

Item 4.  Submission of Matters to a Vote of Security Holders............11

Item 5.  Other Information..............................................12

Item 6.  Exhibits and Reports on Form 8-K...............................12

SIGNATURES..............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $       877
                                                                    -----------
Total Current Assets                                                        877
                                                                    -----------
NON CURRENT ASSETS
Property and equipment, net                                           1,163,753
Investments in media rights, net                                        196,736
                                                                    -----------
Total Non Current Assets                                              1,360,489
                                                                    -----------
TOTAL ASSETS                                                        $ 1,361,366
                                                                    ===========

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable under bank line of credit                                   30,733
Accounts payable and accrued expenses                                       234
Due to related parties                                                   92,837
                                                                    -----------
Total Liabilities                                                       123,804
                                                                    -----------

SHAREHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                      $         0

Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,754,337 shares issued and outstanding                         576

Additional paid-in capital                                            3,073,641

Additional paid-in capital - discount on shares                        (745,470)

Deficit accumulating during development stage                          (880,269)

Accumulated other comprehensive loss                                   (201,166)
                                                                    -----------
                                                                      1,247,312
Less subscriptions receivable                                            (9,750)
                                                                    -----------
Total Shareholders' Equity                                            1,237,562
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,361,366
                                                                    ===========


     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Cumulative from
                                 Three months  Three months  December 15, 1993
                                     ending        ending       (Inception)
                                   September      September     to September
                                   30, 1999       30, 1998        30, 1999
                                   --------       --------        --------



REVENUES                                   0         17,735           81,076
Cost of sales                              0          9,293           40,973
                                   ----------    ----------       ----------
Gross Profit                               0          8,442           40,105
                                   ----------    ----------       ----------
EXPENSES:
Accounting and auditing                 3,037        12,073           53,756
Advertising and promotion                  0             76            9,178
Amortisation                           16,250        15,300          128,043
Banking                                   135           101            1,800
Consulting expense                         0             0            11,429
Convention Expense                         0          1,159            5,001
Depreciation                           17,159        16,156          155,194
Directors fees                          3,000         3,886           28,191
Engineering                                0          1,831           24,760
Interest                                  924            0               924
Marketing expense                          0          9,506           39,887
Offering costs                             0         11,456          107,124
Officers' compensation                 21,450        20,196          194,000
Other employee compensation             3,900            0            38,408
Other office expenses, rent and
  utilities                             3,999         1,381           30,909
Professional fees                          0             0            39,703
Travel                                  1,021         8,017           52,067
                                   ----------    ----------       ----------
Total Expenses                         70,875       101,138          920,374
                                   ----------    ----------       ----------
NET LOSS                           $  (70,875)   $  (92,696)      $ (880,269)
                                   ==========    ==========       ==========
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation
  gains (losses)                      (22,841)       (8,695)        (201,166)
                                   ----------    ----------       ----------
COMPREHENSIVE LOSS                 $  (93,716)   $ (101,391)      $(1,081,435)
                                   ==========    ==========       ==========
Weighted average number of shares
outstanding during the period       5,754,337     5,754,337        2,402,010
                                   ==========    ==========       ==========
Net loss per common share and
equivalents                         $ (0.012)    $   (0.016)      $   (0.366)
                                   ==========    ===========      ==========



     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Cumulative from
                                       Three months    Three months     December 15,
                                          ending         ending      1993 (Inception)
                                         September      September     to September
                                         30, 1999       30, 1998         30, 1999
                                        --------       --------         --------

Cash flows from operating
activities:
Net Loss                               $   (70,875)    $   (92,696)     $  (880,269)
                                       -----------     -----------      ------------
Adjustments to reconcile net loss
to net cash provided by operating
activities:
  Depreciation                              17,159          16,156          155,194
  Amortization                              16,250          15,300          128,043
  Consulting expense incurred
    in exchange for common stock                0               0            11,429
Changes in operating assets
 and liabilities:
(Increase) decrease in:
  Trade accounts receivable                     0           (5,273)            (651)
  Other receivables                             0            3,047             (300)
Increase (decrease) in:
  Accounts payable and
    accrued expenses                            72          (2,276)           1,001
                                       -----------     -----------      ------------
Total adjustments to reconcile
net loss to net  cash provided by
operating activities:                       33,481          26,954          294,716
                                       -----------     -----------      ------------
Net cash used in operating
activities                                 (37,394)        (65,742)        (585,553)
                                       -----------     -----------      ------------
Net cash flow from investing
activities:
  Advances to affiliates                        0               0           (17,015)
  Cash acquired from reverse
    acquisition                                 0               0            15,453
                                       -----------     -----------      ------------
Net cash provided by (used in )
  investing activities                          0               0            (1,562)
                                       -----------     -----------      ------------
Cash flows from financing
activities:
  Increase (decrease) in loans
   payable - bank                           (2,223)             0            28,849
  Increase (decrease) in amount
   due to related parties                   30,997              0            89,332
  Receipt of subscriptions
   receivable                                7,100              0             7,100
  Proceeds from issuance of
   common stock, net                            0               0           468,178
                                       -----------     -----------      ------------
Net cash flow from financing
activities                                  36,423              0           593,459
                                       -----------     -----------      ------------

     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Cumulative from
                                 Three months    Three months     December 15,
                                    ending         ending       1993 (Inception)
                                   September      September      to September
                                  30, 1999       30, 1998         30, 1999
                                  --------       --------         --------

Effect of exchange rate changes
on cash                                  748           (396)          (5,467)
                                  ----------     ----------       ----------
Net increase (decrease) in cash         (223)       (66,138)             877

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                    1,100         80,633              0
                                  ----------     ----------      ----------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                    $       877    $    14,495     $       877
                                  ==========     ==========      ==========


     See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES (A
                           DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                 FOR THE PERIOD DECEMBER 15, 1993 (INCEPTION) TO
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                     ADDITIONAL    DEFICIT
                                         COMMON STOCK                  PAID-IN    ACCUMULATED  ACCUMULATED
                                         ------------     ADDITIONAL   CAPITAL      DURING       OTHER         SUBSCR-
                                        NUMBER OF           PAID-IN    DISCOUNT   DEVELOPMENT  COMPREHENSIVE  IPTIONS
                                        SHARES    AMOUNT   CAPITAL    ON SHARES     STAGE      INCOME (LOSS) RECEIVABLE     TOTAL
                                        -------  -------   --------   ---------   -----------  ------------  ----------   ---------
Issuance of common stock in December
 1993 to ASI Technologies Pty. Ltd.
 ("ASIT"), founder                            2  $     0 $        1 $         0   $        0    $         0  $        0  $        1
                                      ---------  ------- ---------- -----------   -----------   -----------  ----------  ----------
Balance, June 30, 1994                        2        0          1           0            0              0           0           1
                                      ---------  ------- ---------- -----------   -----------   -----------  ----------  ----------
Balance, June 30, 1995                        2        0          1           0            0              0           0           1

Net issuance of common stock to ASIT         13        0          8           0            0              0           0           8

Issuance of common stock to ASIT in
 exchange for assets purchased        1,500,000      150    894,450    (745,470)           0              0           0     149,130

Issuance of common stock to investor
 and employees                           62,500        6     37,269           0            0              0     (37,275)          0

Foreign currency translation gain             0        0          0           0            0          8,302           0       8,302
                                      ---------  ------- ---------- -----------   -----------   -----------  ----------  ----------
Balance, June 30, 1996                1,562,515      156    931,728    (745,470)           0          8,302     (37,275)    157,441

Issuance of common stock to ASIT in
 exchange for assets purchased          659,975       66    418,358           0            0              0           0     418,424

Foreign currency translation loss             0        0          0           0            0        (32,243)          0     (32,243)
                                      ---------  ------- ---------- -----------   -----------   -----------  ----------  ----------
Balance, June 30, 1997                2,222,490      222  1,350,086    (745,470)           0        (23,941)    (37,275)    543,622

Issuance of common stock to investors   821,500       82    433,263           0            0              0     (43,735)    389,610

Issuance of common stock in exchange
 for media rights                       375,000       38    197,362           0            0              0           0     197,400

Issuance of common stock to ASIT
 in exchange for assets purchased     1,875,000      188  1,081,462           0            0              0           0   1,081,650

Write-off of subscriptions receivable         0        0          0           0            0              0      37,275      37,275

Foreign currency translation loss             0        0          0           0            0       (247,321)          0    (247,321)

Net loss 1998                                 0        0          0           0  $  (473,779)            0           0     (473,779)
                                      ---------  ------- ---------- -----------  ------------  ------------  ----------  ----------
Balance, June 30, 1998                5,293,990  $   530 $3,062,173 $  (745,470) $  (473,779)  $   (271,262) $  (43,735) $1,528,457

                 See accompanying notes to financial statement.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES (A
                           DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                 FOR THE PERIOD DECEMBER 15, 1993 (INCEPTION) TO
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                   ADDITIONAL    DEFICIT
                                       COMMON STOCK                  PAID-IN    ACCUMULATED  ACCUMULATED
                                       ------------     ADDITIONAL   CAPITAL      DURING       OTHER         SUBSCR-
                                      NUMBER OF           PAID-IN    DISCOUNT   DEVELOPMENT  COMPREHENSIVE  IPTIONS
                                      SHARES   AMOUNT    CAPITAL    ON SHARES     STAGE      INCOME (LOSS) RECEIVABLE     TOTAL
                                      -------  -------   --------  ---------   ------------  ------------   ---------  ----------

Recapitalization, July 1, 1998        417,189  $    42 $      100  $        0   $          0   $         0  $        0  $      142

Issuance of common stock in
 exchange for consulting services      43,158        4     11,368           0              0             0           0      11,372


Receipt of subscriptions receivable         0        0          0           0              0             0      26,885      26,885

Foreign currency translation gain           0        0          0           0              0        92,937           0      92,937

Net loss 1999                               0        0          0           0       (335,615)            0           0    (335,615)
                                    ---------  ------- ----------  ----------   ------------   -----------  ----------  ----------
BALANCE, JUNE 30, 1999              5,754,337      576  3,073,641    (745,470)      (809,394)     (178,325)    (16,850)  1,324,178

Receipt of subscription receivable         0         0          0           0              0             0       7,100       7,100

Foreign currency translation
  gain/(loss)                              0         0          0           0              0       (22,841)          0    (22,841)

Net Loss for the three month
period to September 30, 1999               0         0          0           0        (70,875)            0           0    (70,875)
                                    ---------  ------- ----------  -----------  ------------   -----------  ----------  ----------
Balance, September 30, 1999,        5,754,337  $   576 $3,073,641  $ (745,470)  $   (880,269)  $  (201,166) $   (9,750) $1,237,562
                                    =========  ======= ==========  ===========  ============   ===========  ==========  ==========

     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of ASI Entertainment, Inc. and its wholly owned subsidiaries, ASI Technologies, Inc. and ASI Entertainment Pty. Ltd., an Australian corporation. ASI Media Pty. Ltd., an inactive wholly owned subsidiary of the Australian corporation is also included. (All entities are collectively referred to as "the Company").


Development Stage Company

The Company is operating as a development stage company and intends to generate revenues primarily from selling advertising time on its ASI-9000 Program to be installed on commercial aircraft.


Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles used in the United States and with the rules and regulations of the United States Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

Adjustments are made to translate the statutory financial statements of the Company's Australian subsidiaries to Generally Accepted Accounting Principles used in the United States. The functional currency of the Company's Australian subsidiary is the Australian dollar. The functional currency of the United States entities is the United States dollar. The unaudited consolidated financial statements are expressed in United States dollars. It is management's opinion that all other material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. include in the Company's Form 10KSB for the year ended June 30, 1999.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

Note 2. Merger

Under an agreement dated June 10, 1998, ASI Entertainment, Inc. ("ASIEInc.") a new corporation formed on April 29, 1998 under the laws of Delaware, acquired all of the issued and outstanding ordinary shares of capital and ordinary share options of ASI Entertainment Pty. Ltd. in exchange for common stock and common stock options of ASIEInc. Under the terms of the agreement, ASI Entertainment Pty. Ltd.'s shares and options were exchanged at a ratio of one share and one option of ASIEInc. for every eight shares and eight options of ASI Entertainment Pty. Ltd. As a result of the exchange, ASI Entertainment Pty. Ltd. and its wholly owned subsidiary became wholly owned subsidiaries of ASIEInc., and the shareholders of ASI Entertainment Pty. Ltd. became shareholders of approximately 92% of ASIEInc. Generally Accepted Accounting Principles used in the United States require that the Company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, the merger will be treated as an acquisition of ASIEInc. By ASI Entertainment Pty. Ltd., and a recapitalization of ASI Entertainment Pty. Ltd. Accordingly, the Company's financial statements immediately following the acquisition follows: (1) The Balance Sheet will consist of ASI Entertainment Pty. Ltd.'s net assets at historical cost and ASIEInc.'s net assets at historical cost, and (2) the Statement of Operations includes ASI Entertainment Pty. Ltd.'s operations for the period presented and ASIEInc.'s operations from the date of acquisition.


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty. Ltd., ("ASIE") an Australian Corporation. ASIE has accumulated losses of approximately $880,000 at September 30, 1999 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern subsequent to the acquisition, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customers, airline revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provide capital for the equipment. Management believes that actions presently being taken to obtain additional funding provides the additional opportunity for the Company to continue as a going concern.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

Note 4. Revenue

Pending re-installation in new B-737-800 aircraft, ASI equipment has been removed from six Air Europa B-757-200 aircraft. As a result, no revenue was received by the Company in the nine month period to September 30, 1999. Due to the late delivery of the new aircraft, installations are not expected to be finalised until the first quarter of 2000, when the advertising program will recommence.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 1999 and the Form 10-KSB for the fiscal year ended June 30, 1999.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

No sales were made in the three month period ended September 30, 1999, pending reinstallation of the Company's equipment in new Air Europa aircraft. In the three month period ending September 30, 1998 the Company had revenues of $17,735.

The Company had a net loss $70,875 in the three month period ended September 30, 1999 compared to a net loss of $92,696 in the three month period ended September, 1998. Expenses decreased from $101,138 in the three months ended September 30, 1998 to $70,875 in the three months ended September 30, 1999 due to lower accounting and auditing fees, marketing expenses, offering costs and travel expenses.

The Company had a foreign currency translation loss of $22,841 for the three months ended September 30, 1999 compared to a foreign currency translation loss of $8,695 for the three month period ended September 30, 1998. As a result, the Company recorded a comprehensive loss of $93,716 for the three month period ended September 30, 1999 compared to a comprehensive loss of $101,391 for the three month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) for payment of operating costs to date. The Company has entered into a license fee arrangement with Air Europa providing a fee of $3,625 per calendar month for each ASI-9000 Program installed on its aircraft from the advertising revenues received from that system. If insufficient advertising funds are received to cover the license fee the Company absorbs the shortfall. Air Europe receives any amounts over the $3,625 license fee (after deduction of any direct costs, including payment of commissions, if any, to any media sales representatives). The Company anticipates such revenues to increase as the Company expands the development of its available operations including additional ground communication and other services. During the period from January 1, 1999 to September 30, 1999, Air Europa was transferring the Company's equipment to different aircraft and no revenues were received. The Company anticipates revenues to recommence on completion of such reinstallation.

The Company's cash and cash equivalents were reduced from $1,100 at June 30, 1999 to $877 at September 30, 1999, primarily as a result of the operating losses.

The Company had a net loss of $70,875 from operating activities for the period July 1, 1999 to September 30, 1999, primarily consisting of compensation to officers, depreciation and amortization expenses. The net loss from operating activities for such period was less than the net loss from operating activities for the period July 1, 1998 to September 30, 1998 primarily as a result of a reduction of accounting and auditing costs, marketing expenses, offering costs and travel costs. The Company had no revenues for the three months ending September 30, 1999 as the revenue generated from the Air Europa contract was suspended while the ASI-9000 Programs were reinstalled on different Air Europa aircraft.

The cash flow of the Company from financing activities for the three months ending September 30, 1999 was from the receipt of outstanding capital subscription and advances from related parties.

The Company had no cash flow from investing activities for the three months ending September 30, 1999.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None


SIGNATURES


In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By: /s/ Ronald J. Chapman                                       11/30/99
--------------------------
Ronald J. Chapman             President and Director





By: /s/ Philip A.  Shiels                                       11/30/99
--------------------------
Philip A.  Shiels             Principal Financial Officer
                                    and Director


By: /s/ Graham O. Chappell                                      11/30/99
--------------------------
Graham O. Chappell                Director