Form 10QSB
period 1999-12-31
ASI ENTERTAINMENT INC
filed 2000-02-14
CIK 1067873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 1999


[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT
            For the transition period from October 1, 1999 to December 31, 1999


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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,818,337

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX


PART I.     FINANCIAL INFORMATION...........................................1

Item 1.     Financial
            Statements......................................................1

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................11

PART II:    OTHER INFORMATION..............................................12

Item 1.     Legal Proceedings..............................................12

Item 2.     Changes in Securities and Use of Proceeds......................12

Item 3.     Defaults Upon Senior Securities................................12

Item 4.     Submission of Matters to a Vote of Security Holders............12

Item 5.     Other Information..............................................13

Item 6.     Exhibits and Reports on Form 8-K...............................13

SIGNATURES.................................................................14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $    18,050
                                                     -----------
Total Current Assets                                      18,050
                                                     -----------
NON CURRENT ASSETS
Property and equipment, net                            1,157,178
Investments in media rights, net                         182,152
                                                     -----------
Total Non Current Assets                               1,339,330
                                                     -----------
TOTAL ASSETS                                         $ 1,357,380
                                                     ===========

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                     12,498
Due to related parties                                   108,108
                                                     -----------
Total Liabilities                                        120,606
                                                     -----------

SHAREHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
shares authorized, non issued and outstanding        $     -

Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,818,337 shares issued and outstanding          582

Additional paid-in capital                             3,073,641

Additional paid-in capital - discount on shares         (681,476)

Deficit accumulating during development stage           (967,921)

Accumulated other comprehensive loss                    (188,052)
                                                     -----------
Total Shareholders' Equity                             1,236,774
                                                     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 1,357,380
                                                     ===========

     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Year to      December
                             Three months Three months  date July    15, 1993
                                 ending     ending       1,1999 to  (Inception)
                               December    December      December   to December
                               31, 1999    31, 1998     31, 1999     31, 1999
                              ----------   ----------   ----------  -----------
REVENUES                               0       17,735            0       81,076
Cost of sales                          0        8,867            0       40,971
                              ----------   ----------   ----------  -----------
Gross Profit                           0        8,868            0       40,105
                              ----------   ----------   ----------  -----------
EXPENSES:
Accounting and auditing           14,288       17,022       17,324       68,043
Advertising and promotion              0          183            0        9,178
Amortisation                      16,400       15,300       32,650      144,443
Banking                              264           76          399        2,064
Consulting expense                     0            0            0       11,429
Convention Expense                     0          412            0        5,001
Corporate Administration           1,365            0        1,365        1,365
Depreciation                      17,318       16,156       34,477      172,512
Directors fees                     3,000            0        6,000       31,191
Engineering                            0          118            0       24,760
Interest                             927            0        1,851        1,851
Marketing expense                      0        8,868            0       39,887
Offering costs                         0            0            0      107,124
Officers' compensation            21,648       20,197       43,098      215,648
Other employee compensation        3,936        7,344        7,836       42,344
Office expenses, rent and
 utilities                         4,537          999        8,537       35,447
Professional fees                  3,280            0        3,280       42,983
Travel                               689        5,586        1,709       52,755
                              ----------   ----------   ----------  -----------
Total Expenses                    87,652       92,261      158,526    1,008,025
                              ----------   ----------   ----------  -----------
NET LOSS                      $  (87,652)  $  (83,393)  $ (158,526)  $ (967,920)
                              ==========   ==========   ==========  ===========
OTHER COMPREHENSIVE
INCOME (LOSS)
Foreign currency translation
 gains (losses)                   13,114         (141)      (9,728)    (188,053)
                              ----------   ----------   ----------  -----------
COMPREHENSIVE LOSS            $  (74,538)  $  (83,534)  $ (168,254) $(1,155,973)
                              ==========   ==========   ==========  ===========

Weighted average number of
 shares outstanding during
 the period                    5,754,337    5,754,337    5,754,337    2,934,121
                              ==========   ==========   ==========  ===========
Net Loss per common share and
 equivalents                  $  (0.0152)  $  (0.0145)  $  (0.0275) $   (0.3299)
                              ==========   ==========   ==========  ===========

     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Year to      December
                             Three months Three months  date July    15, 1993
                                 ending     ending       1,1999 to  (Inception)
                               December    December      December   to December
                               31, 1999    31, 1998     31, 1999     31, 1999
                              ----------   ----------   ----------   ----------
Cash flows from operating
activities:
Net Loss                      $  (87,652)  $  (83,393)  $ (158,526)  $ (967,920)
                              ----------   ----------   ----------   ----------
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation                      17,318       16,156       34,477      172,512
Amortisation                      16,400       15,300       32,650      144,443
Consulting expense incurred
 in exchange for common stock          0            0            0       11,429
Changes in operating assets
 and liabilities:
(Increase) decrease in:
Trade accounts receivable              0            0            0         (651)
Other Receivables                      0            0            0         (300)

Increase (decrease) in:
Accounts payable and accrued
 expenses                         12,261       18,359       12,333       13,262
                              ----------   ----------   ----------   ----------
Total adjustments to reconcile
 net loss to cash provided by
 operating activities:            45,979       49,815       79,460      340,695
                              ----------   ----------   ----------   ----------
Net cash used in operating
 activites                       (41,673)     (33,578)     (79,066)    (627,225)
                              ----------   ----------   ----------   ----------
Net cash flow from investing
 activities:
Advances to affiliates                 0       11,716            0      (17,015)
Cash acquired through
 recapitalization                      0            0            0       15,453
                              ----------   ----------   ----------   ----------
Net cash provided by (used in)
 investing activities                  0       11,716            0       (1,562)
                              ----------   ----------   ----------   ----------
Cash flow from financing
 activities:
Increase (decrease) in loans
 payable - bank                  (30,733)           0      (32,956)      (1,884)
Increase (decrease) in amount
 due to related parties           15,271            0       46,817      104,603
Receipts of subscriptions
 receivable                        9,750        9,180       16,850       16,850

     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Year to      December
                             Three months Three months  date July    15, 1993
                                 ending     ending       1,1999 to  (Inception)
                               December    December      December   to December
                               31, 1999    31, 1998     31, 1999     31, 1999
                              ----------   ----------   ----------   ----------
Proceeds from issuance of
 common stock, net                64,000            0       64,000      532,178
                              ----------   ----------   ----------  -----------

Net cash from financing
 activities                       58,288        9,180       94,711      651,747
                              ----------   ----------   ----------  -----------

Effect of exchange rate
 changes on cash                    (558)        (140)       1,305       (4,910)
                              ----------   ----------   ----------   ----------
Net increase (decrease)in
 cash                             17,173      (12,822)      16,950       18,050
                              ----------   ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                  877       14,495        1,100            0
                              ----------   ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                 $   18,050   $    1,673   $   18,050   $   18,050
                              ==========   ==========   ==========   ==========

     See accompanying notes to unaudited consolidated financial statements.

     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE PERIOD DECEMBER 15, 1993 (INCEPTION) TO DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                   ADDITIONAL    DEFICIT
                                       COMMON STOCK                  PAID-IN    ACCUMULATED  ACCUMULATED
                                       ------------     ADDITIONAL   CAPITAL      DURING       OTHER         SUBSCR-
                                      NUMBER OF           PAID-IN    DISCOUNT   DEVELOPMENT  COMPREHENSIVE  IPTIONS
                                      SHARES    AMOUNT   CAPITAL    ON SHARES     STAGE      INCOME (LOSS) RECEIVABLE     TOTAL
                                      -------  -------   --------   ---------   -----------  ------------  ----------   ---------
Issuance of common stock in
 December 1993 to ASI Technologies
 Pty. Ltd. ("ASIT"), founder                2  $     0  $       1   $      0       $     0      $      0    $       0    $      1
                                    ---------  -------  ---------   --------       -------      --------    ---------    --------
Balance, June 30, 1994                      2        0          1          0             0             0            0           1
                                    ---------  -------  ---------   --------       -------      --------    ---------    --------
Balance, June 30, 1995                      2        0          1          0             0             0            0           1

Net issuance of common stock to
 ASIT                                      13        0          8          0             0             0            0           8

Issuance of common stock to ASIT
 in exchange for assets purchased   1,500,000      150    894,450   (745,470)            0             0            0     149,130

Issuance of common stock to
 investor and employees                62,500        6     37,269          0             0             0      (37,275)          0

Foreign currency translation gain           0        0          0          0             0         8,302            0       8,302
                                    ---------  -------   --------   --------       -------      --------    ---------    --------
Balance, June 30, 1996              1,562,515      156    931,728   (745,470)            0         8,302      (37,275)    157,441

Issuance of common stock to ASIT
 in exchange for assets purchased     659,975       66    418,358          0             0             0            0     418,424

Foreign currency translation loss           0        0          0          0             0       (32,243)           0     (32,243)
                                    ---------  -------  ---------   --------       -------      --------    ---------    --------
Balance, June 30, 1997              2,222,490      222  1,350,086   (745,470)            0       (23,941)     (37,275)    543,622

Issuance of common stock to
 investors                            821,500       82    433,263          0             0             0      (43,735)    389,610

     See accompanying notes to unaudited consolidated financial statements.

     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE PERIOD DECEMBER 15, 1993 (INCEPTION) TO DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                   ADDITIONAL    DEFICIT
                                       COMMON STOCK                  PAID-IN    ACCUMULATED  ACCUMULATED
                                       ------------     ADDITIONAL   CAPITAL      DURING       OTHER         SUBSCR-
                                     NUMBER OF           PAID-IN    DISCOUNT   DEVELOPMENT  COMPREHENSIVE    IPTIONS
                                      SHARES   AMOUNT    CAPITAL    ON SHARES     STAGE      INCOME (LOSS) RECEIVABLE     TOTAL
                                      -------  -------   --------   ---------  ------------  ------------  ----------  ----------
Issuance of common stock in
 exchange for media rights            375,000       38     197,362          0             0            0            0     197,400

Issuance of common stock to ASIT
 in exchange for assets purchased   1,875,000      188   1,081,462          0             0            0            0   1,081,650

Write-off of subscriptions
 receivable                                 0        0           0          0             0            0       37,275      37,275

Foreign currency translation loss           0        0           0          0             0     (247,321)           0    (247,321)

Net loss 1998                               0        0           0          0      (473,779)           0            0    (473,779)
                                    ---------  -------  ----------  ---------    ----------    ---------    ---------  ----------
Balance, June 30, 1998              5,293,990  $   530  $3,062,173  $(745,470)   $ (473,779)   $(271,262)   $ (43,735) $1,528,457

Recapitalization, July 1, 1998        417,189  $    42  $      100  $       0    $        0    $       0    $       0  $      142

Issuance of common stock in
 exchange for consulting services      43,158        4      11,368          0             0            0            0      11,372


Receipt of subscriptions receivable         0        0           0          0             0            0       26,885      26,885

Foreign currency translation gain           0        0           0          0             0       92,937            0      92,937

Net loss 1999                               0        0           0          0      (335,615)           0            0    (335,615)
                                    ---------  -------  ----------  ---------    ----------    ---------    ---------  ----------
BALANCE, JUNE 30, 1999              5,754,337      576   3,073,641   (745,470)     (809,394)    (178,325)     (16,850)  1,324,178

     See accompanying notes to unaudited consolidated financial statements.

     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE PERIOD DECEMBER 15, 1993 (INCEPTION) TO DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                   ADDITIONAL    DEFICIT
                                       COMMON STOCK                  PAID-IN    ACCUMULATED  ACCUMULATED
                                       ------------     ADDITIONAL   CAPITAL      DURING       OTHER         SUBSCR-
                                     NUMBER OF           PAID-IN    DISCOUNT   DEVELOPMENT  COMPREHENSIVE  IPTIONS
                                      SHARES   AMOUNT    CAPITAL    ON SHARES     STAGE      INCOME (LOSS) RECEIVABLE     TOTAL
                                      -------  -------   --------  ---------   ------------  ------------   ---------  ----------
Receipt of subscription receivable          0        0           0          0             0            0        7,100       7,100

Foreign currency translation
  gain/(loss)                               0        0           0          0             0      (22,841)           0     (22,841)

Net Loss for the three month
period to September 30, 1999                0        0           0          0       (70,875)           0            0     (70,875)
                                    ---------  -------  ----------  ---------    ----------    ---------    ---------  ----------
Balance, September 30, 1999,        5,754,337  $   576  $3,073,641  $(745,470)   $ (880,269)   $(201,166)   $  (9,750) $1,237,562
                                    =========  =======  ==========  =========    ==========    =========    =========  ==========

Receipt of subscription receivable          0        0           0          0             0            0        9,750       9,750

Issuance of ordinary shares to
investors                              64,000        6           0     63,994             0            0            0      64,000

Foreign currency translation
gain/(loss)                                 0        0           0          0             0       13,114            0      13,114

Net Loss for the three month
period to December 31, 1999                 0        0           0          0       (87,652)           0            0     (87,652)

                                    ---------  -------  ----------  ---------    ----------    ---------    ---------  ----------
Balance December 31, 1999           5,818,337  $   582  $3,073,641  $(681,476)   $ (967,921)   $(188,052)   $       0  $1,236,774
                                    =========  =======  ==========  =========    ==========    =========    =========  ==========

     See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                   (UNAUDITED)

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

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 1999.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                   (UNAUDITED)

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


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty. Ltd., ("ASIE") an Australian Corporation. ASIE has accumulated losses of approximately $968,000 at December 31, 1999 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                   (UNAUDITED)

Note 4. Revenue

Pending re-installation in new B-737-800 aircraft, ASI equipment has been removed from six Air Europa B-757-200 aircraft. As a result, no revenue was received by the Company in the twelve month period to December 31, 1999. Due to the late delivery of the new aircraft, installations are not expected to be finalised until the first quarter of 2000, when the advertising program will recommence.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 1999 and the Form 10-KSB for the fiscal year ended June 30, 1999.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

No sales were made in the three month period ended December 31, 1999, pending reinstallation of the Company's equipment in new Air Europa aircraft. In the three month period ending December 31 , 1998 the Company had revenues of $17,735.

The Company had a net loss of $87,652 in the three month period ended December 31, 1999 compared to a net loss of $83,393 in the three month period ended December 31, 1998. Expenses decreased from $92,261 in the three months ended December 31, 1998 to $87,652 in the three months ended December 31, 1999 due to lower accounting and auditing fees, marketing expenses, employee compensation costs and travel expenses, but after increases of directors fees, professional fees and office expenses.

The Company had a foreign currency translation gain of $13,114 for the three months ended December 31, 1999 compared to a foreign currency translation loss of $141 for the three month period ended December 31, 1998. As a result, the Company recorded a comprehensive loss of $74,538 for the three month period ended December 31, 1999 compared to a comprehensive loss of $83,534 for the three month period ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) for payment of operating costs to date. The Company has entered into a license fee arrangement with Air Europa providing a fee of $3,625 per calendar month for each ASI-9000 Program installed on its aircraft from the advertising revenues received from that system. If insufficient advertising funds are received to cover the license fee the Company absorbs the shortfall. Air Europe receives any amounts over the $3,625 license fee (after deduction of any direct costs, including payment of commissions, if any, to any media sales representatives). The Company anticipates such revenues to increase as the Company expands the development of its available operations including additional ground communication and other services. During the period from January 1, 1999 to December 31, 1999, Air Europa was transferring the Company's equipment to different aircraft and no revenues were received. The Company anticipates revenues to recommence on completion of such reinstallation.

The Company's cash and cash equivalents increased from $877 at September 30, 1999 to $18,050 at December 31, 1999, primarily as a result of the issuance of common stock.

The Company had a net loss of $87,652 from operating activities for the period October 1, 1999 to December 31, 1999, primarily consisting of compensation to officers, depreciation, amortization and accounting and auditing expenses.
The net loss from operating activities for such period was greater than the net loss from operating activities for the period October 1, 1998 to December 31, 1998 primarily as a result of the Company not receiving revenue during the period. The Company received no income for the three months ending December 31, 1999 as the revenue generated from the Air Europa contract was suspended while the ASI-9000 Programs were reinstalled on different Air Europa aircraft.

The cash flow of the Company from financing activities for the three months ending December 31, 1999 was from the proceeds of issuance of common stock, advances from related parties and increased accounts payable.

The Company had no cash flow from investing activities for the three months ending December 31, 1999.

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

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On August 27, 1999, the Company entered into an agreement with Hatfield Aviation, Inc. ("Hatfield"), a company doing business as an aviation electrical and overhaul repairer, and the shareholders of Hatfield. Under the terms of the agreement, subject to conditions precedent to closing, the Company will acquire 100% of the issued and outstanding common stock of Hatfield. As consideration for the common stock acquired the Company agreed to pay a total purchase price of $2,500,000, consisting of $2,000,000 in cash and the issuance of 500,000 shares of the Company's common stock. As of the date of this report, the agreement has not closed and the Company had not made any advance cash payments nor issuances of common stock to Hatfield. The Company intends to raise capital required to close this transaction through an offering of its equity securities.

On December 8, 1999 the Company signed a Heads of agreement with AirTV Limited, a company which is developing a global satellite television system that interfaces with existing in-flight entertainment systems on board aircraft to provide direct television programming. AirTV is seeking to expand the system by offering an internet service including E-mail and browser capabilities aboard aircraft equipped with satellite data communications equipment. Under the Heads of Agreement:

a) ASI will lead the preliminary technical and commercial evaluation of the proposed internet service under the direction of AirTV.
b) ASI will formulate preliminary specifications of the proposed internet service which will include the primary components of the system, conduct a preliminary evaluation of the technical and commercial viability of the internet service, and develop a list of suppliers for the primary components.
c) Should ASI complete the work to the satisfaction of AirTV, it is the intent of AirTV to award ASI an initial contract for the development for AirTV of an on-board browser and to use the ASI ACAMS as a test platform for such browser. If awarded, ASI will enjoy the status of being a preferred supplier to AirTV for the development of the system software.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE
  ---------                   -----                               ----



By: /s/ Ronald J. Chapman
    -----------------------
    Ronald J. Chapman         President and Director         February 11, 2000



By: /s/ Philip A. Shiels
    -----------------------
    Philip A.  Shiels         Principal Financial Officer
                              and Director                   February 11, 2000



By: /s/ Graham O. Chappell
    ------------------------
    Graham O. Chappell        Director                       February 11, 2000