Form 10QSB
period 2000-03-31
ASI ENTERTAINMENT INC
filed 2000-05-16
CIK 1067873

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2000

                            OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE EXCHANGE ACT

For the transition period from January 1, 2000 to March 31, 2000

             Commission File No. 333-61259

                ASI ENTERTAINMENT, INC.
 ___________________________________________________________
  (Exact name of small business issuer as specified in its
                         charter)

Delaware                                     52-2101695
_______________________________          ____________________
(State or other jurisdiction of	         (I.R.S. Employer
Incorporation or organization)	          Identification  No.)

                   Suite 3, 1601 Main Road
             Research, Victoria, 3095, Australia
_____________________________________________________________
 (Address of principal executive offices, including zip code)


Issuer's Telephone Number:  (613)9437 1233


______________________________________________________
 (Former name, former address and former fiscal year,
              if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING DURING THE PRECEDING FIVE YEARS


Check whether the Issuer (1) filed all
reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest praticable date: 5,818,337

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

            ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)

                          FORM 10-QSB

               FOR THE QUARTER ENDED MARCH 31, 2000

                             INDEX




PART I:  FINANCIAL INFORMATION                         1

Item 1. Financial Statements                           1

Item 2. Management's Discussion And Analysis of
Financial Condition and Results of Operations          8

PART II:  OTHER INFORMATION                            9

Item 1. Legal Proceedings                              9

Item 2. Changes in Securities and Use of Proceeds      9

Item 3. Defaults Upon Senior Securities                9

Item 4. Submission of Matters to a
        Vote of Security Holders                      10

Item 5. Other Information                             10

Item 6. Exhibits and Reports on Form 8-K              10

SIGNATURES                                            11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


           ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS

                                     March 31,2000      June 30, 1999
ASSETS                                (UNAUDITED)
                                     _____________      _____________
CURRENT ASSETS

Cash and cash equivalents            $    234,612       $      1,100
Other receivables                           9,602                  0
                                     ____________       ____________

Total Current Assets                      244,214              1,100
                                     ____________       ____________

NON CURRENT ASSETS

Property and equipment, net             1,053,327          1,200,897
Investment in media rights, net           153,169            216,591
                                     ____________       ____________

Total Non Current Assets                1,206,496          1,417,488
                                     ____________       ____________

TOTAL ASSETS                         $  1,450,710       $  1,418,588
                                     ============       ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Loans payable under bank
   line of credit                    $          0       $     32,957
Accrued payables and accrued expenses       1,759                162
Due to related parties                     96,659             61,291
Sundry creditors                           25,217                  0
                                     ____________       ____________

Total Liabilities                         123,635             94,410
                                     ____________       ____________

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value,
   20,000,000 shares authorized,
   none issued and outstanding       $          0       $          0

Common stock, $0.0001 par value,
   100,000,000 shares authorized,
     6,232,087 shares issued
     & outstanding                            623                576
Additional paid-in capital              3,501,344          3,073,641
Additional paid-in capital - discount
   on shares                             (745,470)          (745,470)
Deficit accumulated during the
   development stage                   (1,093,250)          (809,394)
Accumulated other comprehensive loss     (301,797)          (178,325)
                                      ___________        ___________

                                        1,361,460           1,341,028
                                      ___________         ___________

Less subscriptions receivable                   0             (16,850)
Less deferred consulting expense          (34,375)                  0
                                      ___________         ___________

Total Stockholders' Equity              1,327,075           1,324,178
                                      ___________         ___________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $ 1,450,710         $ 1,418,588
                                      ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 December 15,
                                                                     1993
                                                                  (Inception)
                       Three Months Ended    Nine Months Ended         to
                            March 31,            March 31,          March 31,
                        2000         1999    2000         1999        2000
                        ____         ____    ____         ____    ___________


REVENUES             $       0  $       0  $       0  $  36,224   $    81,076
Cost of sales                0          0          0     18,547        40,971
                     _________  _________  _________  _________   ___________

Gross Profit                 0          0          0     17,677        40,105
                     _________  _________  _________  _________   ___________

EXPENSES:
Accounting and
  auditing               3,765      5,091     21,089     34,804        71,808
Advertising and
  promotion              2,277          0      2,277        265        11,455
Amortisation            15,675     15,625     48,325     46,875       160,118
Banking                    531         58        930        239         2,595
Consulting expense      20,798          0     20,798          0        32,227
Convention expense           0          0          0      1,605         5,001
Corporate administration 1,230        370      2,595        370         2,595
Depreciation            16,552     16,499     51,029     49,498       189,064
Directors fees           3,260          0      9,260      3,968        34,451
Engineering              6,067          0      6,067      1,990        30,827
Interest                     0          0      1,851          0         1,851
Marketing expense            0      6,037          0     24,801        39,887
Offering costs               0          0          0     11,699       107,124
Officers' compensation  20,691     24,375     63,789     66,687       236,339
Other employee comp.     3,762      3,750     11,598     11,250        46,106
Office expenses, rent
  and utilities         11,959        660     20,496      2,028        47,406
Professional fees       14,264          0     17,544          0        57,247
Travel                   4,497          0      6,207     13,892        57,254
                     _________  _________  _________  _________   ___________

Total Expenses         125,329     72,465    283,855    269,971     1,133,355
                     _________  _________  _________  _________   ___________

NET LOSS              (125,329)   (72,465)  (283,855)  (252,294)   (1,093,250)
                     =========  =========  =========  =========   ===========

OTHER COMPREHENSIVE
  INCOME (LOSS)
Foreign currency
translation gains
(losses)              (113,745)    28,738   (123,473)    19,902      (301,797)
                     _________  _________  _________  _________   ___________

COMPREHENSIVE LOSS    (239,074)   (43,727)  (407,328)   232,392    (1,395,047)
                     =========  =========  =========  =========   ===========

Weighted average number of
common shares outstanding
during the period    5,890,004  5,754,337  5,797,179  5,754,337    3,145,115
                     =========  =========  =========  =========    =========

Net loss per common share
and equivalents      $(0.0213)  $(0.0126)  $(0.0490)   $(0.044)     $(0.3476)


See accompanying notes to unaudited consolidated financial statements.

               ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                 December 15,
                                                                     1993
                                         Nine Months Ended       (Inception)
                                              March 31,               to
                                         2000          1999     March 31, 2000
                                         ____          ____     ______________

Cash Flows From Operating Activities:

   Net income (loss)                   $(283,855)   $(252,294)   $(1,093,250)

   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used for)
   operating activities:

      Depreciation                        50,480       49,498        188,515
      Amortisation                        47,805       46,875        159,598
      Consulting expense incurred
       in exchange for common stock       15,625            0         27,054
      Changes in operating assets
       and liabilities:
      (Increase) decrease in:
      Trade accounts receivable                0        6,588           (651)
      Other receivables                    9,602        3,047          9,302

      Increase (decrease) in:
      Accounts payable and accrued
      expenses                             1,594       40,790          2,523
      Sundry creditors                         0            0         25,218
                                       _________    _________      _________

Total adjustments to reconcile
net loss to cash provided by
operating activities                     125,106      146,798        411,559
                                       _________    _________      _________

Net cash provided by
(used in)
operating activities                    (158,749)    (105,496)      (681,691)
                                       _________    _________      _________

Net cash flow from investing
activities:

      Advances to affiliates                   0          153        (17,015)
      Cash acquired through
      recapitalization                         0            0         15,453
                                       _________    _________      _________

Net cash provided
by (used in)
investing activities                           0          153         (1,562)
                                       _________    _________      _________

Cash flow from financing activities:

      Increase (decrease) in loans
      payable - bank                     (32,956)           0         (1,884)
      Increase (decrease) in amount
      due to related parties              35,368            0         93,154


See accompanying notes to unaudited consolidated financial statements.

               ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                 December 15,
                                                                     1993
                                         Nine Months Ended       (Inception)
                                              March 31,               to
                                         2000          1999     March 31, 2000
                                         ____          ____     ______________

Proceeds from issuance of
common stock, net                        394,321       24,805        862,499
                                       _________    _________    ___________

Net cash provided
by (used in)
financing activities                     396,733       24,805        953,769
                                       _________    _________    ___________
Effect of exchange rate
changes on cash                           (4,922)      16,707        (36,354)

Net increase (decrease) in cash          233,062      (63,831)       234,162
                                       _________    _________    ___________

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                     1,100       65,322              0
                                       _________    _________    ___________

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                       $ 234,162    $   1,491    $   234,162
                                       =========    =========    ===========

See accompanying notes to unaudited consolidated financial statements.

                 ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO BALANCE SHEET
                           AS OF MARCH 31, 2000
                                (UNAUDITED)


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

Adjustments are made to convert the statutory financial statements of the Company's Australian subsidiaries to Generally Accepted Accounting Principles used in the United States. The functional currency of the Company's Australian subsidiary is the Australian dollar. The functional currency of the United States entities is the United States dollar. The unaudited consolidated financial statements are expressed in United States dollars. It is management's opinion that all other material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

                 ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO BALANCE SHEET
                            AS OF MARCH 31, 2000
                                (UNAUDITED)

Note 2. Merger

Under an agreement dated June 10, 1998, ASI Entertainment, Inc. ("ASIEInc.") a new corporation formed on April 29, 1998 under the laws of Delaware, acquired all of the issued and outstanding ordinary shares of capital and ordinary share options of ASI Entertainment Pty. Ltd. in exchange for common stock and stock options of ASIEInc. Under the terms of the agreement, ASI Entertainment Pty. Ltd.'s shares and options were exchanged at a ratio of one share and one option of ASIEInc. for every eight shares and eight options of ASI Entertainment Pty. Ltd. As a result of the exchange, ASI Entertainment Pty. Ltd. and its wholly owned subsidiary became wholly owned subsidiaries of ASIEInc., and the shareholders of ASI Entertainment Pty. Ltd. became shareholders of approximately 92% of ASIEInc. Generally Accepted Accounting Principles used in the United States require that the company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, the merger was treated as an acquisition of ASIEInc. by ASI Entertainment Pty. Ltd., and a recapitalization of ASI Entertainment Pty. Ltd. Accordingly, the Company's financial statements immediately following the acquisition follows:
(1) The Balance Sheet consists of ASI Entertainment Pty. Ltd.'s net assets at historical cost and ASIEInc.'s net assets at historical cost, and (2) the Statement of Operations includes ASI Entertainment Pty. Ltd.'s operations for the period presented and ASIEInc.'s operations from the date of acquisition.


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $1,090,000 at March 31, 2000 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern subsequent to the acquisition, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may attempt to negotiate with vendors or customers, airline revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provide capital for the equipment. Management believes that actions presently being taken to obtain additional funding provides the additional opportunity for the Company to continue as a going concern.

                 ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2000
                              (UNAUDITED)

Note 4. Common stock issuance for consulting services

During the three months ended March 31, 2000, the Company issued 100,000 shares of common stock to a consultant, valued for financial accounting purposes at the market value on the agreement date in August 1999. The Company recognized consulting expense of $15,625 for the period through March 31, 2000 and deferred consulting expense of $34,375 related to future service periods.

Note 5. Issuance of common stock to investors

During the three months ended March 31, 2000, the Company issued 313,750 shares of common stock to investors for $1.00 per share. As a result of the issue, the Company has taken up Additional Paid-In Capital of $313,719.

Note 6. Revenue

Pending re-installation in new B-737-800 aircraft, ASI equipment has been removed from six Air Europa B-757-200 aircraft. As a result, no revenue was received by the Company in the fifteen month period to March 31, 2000. ASI is currently in discussions with the airline about re-installation of the equipment and extension of the term of agreement.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three month period ended March 31, 2000 and the Form 10-KSB for the fiscal year ended June 30, 1999.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

No sales were made in the three month period ended March 31, 2000, pending reinstallation of the Company's equipment in new Air Europa aircraft. Similarly no sales were made in the three month period ending March 31, 1999.

The Company had a net loss of $125,329 in the three month period ended March 31, 2000 compared to a net loss of $72,465 in the three month period ended March 31, 1999. Expenses increased from $72,465 in the three months ended March 31, 1999 to $125,329 in the three months ended March 31, 2000 due to higher consulting, directors, engineering and professional fees and office and travel expenses, but after lower marketing expenses and officers' compenation.

The Company had a foreign currency translation loss of $113,745 for the three months ended March 31, 2000 compared to a foreign currency translation gain of $28,738 for the three month period ended March 31, 1999. As a result, the Company recorded a comprehensive loss of $239,074 for the three month period ended March 31, 2000 compared to a comprehensive loss of $43,727 for the three month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securites of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date. The Company has entered into a license fee arrangement with Air Europa providing a fee of $3,625 per calendar month for each ASI-9000 Program installed on its aircraft from the advertising revenues received from that system. If insufficient advertising funds are received to cover the license fee the Company absorbs the shortfall. Air Europe receives any amounts over the $3,625 license fee (after deduction of any direct costs, including payment of commissions, if any, to any media sales representatives). The Company anticipates such revenues to increase as the Company expands the development of its available operations including additional ground communication and other services. During the period from January 1, 1999 to March 31, 2000, Air Europa was transferring the Company's equipment to different aircraft and no revenues were received. The Company anticipates revenues to recommence on completion of such reinstallation.

The Company's cash and cash equivalents increased from $18,050 at December 31, 1999, to $234,612 at March 31, 2000, primarily consisting of compensation to officers, depreciation, amortization, office expenses and professional fees.

expenses. The net loss from operating activities for such period was greater than the net loss from operating activities for the period January 1, 1999 to March 31, 1999 primarily as a result of higher consulting, directors and engineering fees, office expenses and travel costs.

The Company received no revenues for the three months ending March 31, 2000 as the revenue generated from the Air Europa contract was suspended until the ASI-9000 Programs are reinstalled on different Air Europa aircraft.

The cash flow of the Company from financing activities for the three months ending March 31, 2000 was from the proceeds of the issuance of common stock.

The Company had no cash flow from investing activities for the three months ending March 31, 2000.

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

The Company purchases from ASIT Australia either the CMA-3200 hardware at $25,000 per unit or the ACAMS hardware at $30,000 per unit. The Company subcontracts for the production of the ASI-9000 integration technology. The cost to the Company for installation of the ASI-9000 excluding the hardware is approximately $5,000 per aircraft on for an installation unit like those installed on the Air Europa aircraft per unit and up to $10,000 where the communications link is involved.

The Company has no commitments for capital expenditures in the near future. The Company purchases or subcontracts (on a per item basis) for the ASI-9000 and installation integration technology. The Company will need to pay the expenses of the installation of the ASI-9000. When the Company enters into contracts for the ASI-9000 it will contract with ASIT Australia for purchase of the equipment and then contract for the integration technology.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On August 27, 1999, the Company entered into an agreement with Hatfield Aviation, Inc. ("Hatfield"), a company doing business as an aviation electrical and overhaul repairer, and the shareholders of Hatfield (the "Hatfield Shareholders"). Under the terms of the agreement, subject to conditions precedent to closing, the Company will acquire 100% of the issued and outstanding common stock of Hatfield. Consideration for the purchase will be cash and the issuance of shares of ASI's common stock. The terms of the agreement are currently being renegotiated, and as of the date of this report, the Company had not made any advance cash payments nor issuances of common stock to Hatfield. The Company intends to raise capital to close this transaction through an offering of its equity securities.

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

On May 12, 2000, ASI announced the release of its Data3Mail system, an in-flight email system with full global coverage based on ASI's existing flight proven hardware and software platform. The core software was developed and tested in conjunction with INMARSAT, COMSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry). The system is cheaper and faster than any other in-flight email system publicized as being in development. Data3Mail sends and receives passenger Emails via the cockpit satellite data link rather than the passenger telephone line. Messages are prioritised so as not to interfere with cockpit communications and charged by the kilobit per transmission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASI ENTERTAINMENT, INC.


SIGNATURE                     TITLE                          DATE

By: /s/
Ronald J. Chapman      President and Director             May 12, 2000


By: /s/
Philip A. Shiels       Principal Financial Officer        May 12, 2000
                       and Director


By: /s/
Graham O. Chappell     Director                           May 12, 2000