Form 10KSB
period 2000-06-30
ASI ENTERTAINMENT INC
filed 2000-10-13
CIK 1067873

CONFORMED SUBMISSION TYPE:	10KSB
PUBLIC DOCUMENT COUNT:		1
CONFORMED PERIOD OF REPORT:	20000630
FILED AS OF DATE:		20001013
FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			ASI ENTERTAINMENT INC
		CENTRAL INDEX KEY:			0001067873
		STANDARD INDUSTRIAL CLASSIFICATION:	AIRCRAFT PART & AUXILIARY EQUIPMENT,
                                             NEC [3728]
		IRS NUMBER:				522101695
		STATE OF INCORPORATION:			DE
		FISCAL YEAR END:			0630

	FILING VALUES:
		FORM TYPE:		10KSB
		SEC ACT:
		SEC FILE NUMBER:	000-27881
		FILM NUMBER:		99766951

	BUSINESS ADDRESS:
		STREET 1:		15200 EAST GIRARD AVENUE
		STREET 2:		STE 3000
		CITY:			AURORA
		STATE:		CO
		ZIP:			80014
		BUSINESS PHONE:	970 881 3573

	MAIL ADDRESS:
		STREET 1:		79 TAMI ROAD
		STREET 2:
		CITY:			RED FEATHER LAKES
		STATE:		CO
		ZIP:			80545



===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                         Commission file number 0-27881

                             ASI ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-2101695
----------------------------------           ----------------------------------
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

===============================================================================

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at June 30, 2000;

Common Stock, par value $.0001 per share                   6,242,087
                                                -----------------------------
Documents incorporated by reference:        None

10KSB

PART I........................................................................2

ITEM 1. DESCRIPTION OF BUSINESS...............................................2

ITEM 2. DESCRIPTION OF PROPERTY..............................................12

ITEM 3. LEGAL PROCEEDINGS....................................................12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

PART II. ....................................................................12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............13

ITEM 7. FINANCIAL STATEMENTS.................................................16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE.....................................................17

PART III.....................................................................17

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.........................17

ITEM 10. EXECUTIVE COMPENSATION.. ...........................................18

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......19

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................22

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................24

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

ASI Entertainment Pty. Ltd. was incorporated in Australia in 1993 as a subsidiary of ASIT Australia until 1996 when it became an independent corporation through a corporate restructuring. ASI Entertainment, Inc. (the "Company" was incorporated in the state of Delaware on April 29, 1998. In order to change its situs of incorporation, in July, 1998, ASI Entertainment, Inc. (Delaware) acquired all the outstanding stock of ASI Entertainment Pty. Ltd., in exchange for 5,293,990 shares of its Common Stock. ASI Entertainment Pty. Ltd. purchased the ASI-9000 Program from ASIT Australia and the Company will acquire the ACAMS hardware from ASIT Australia. The Company subcontracts the production, installation and maintenance of the ASI-9000 and Data3Mail. ASI Entertainment, Inc. (Delaware) has three wholly-owned subsidiaries, ASI Entertainment Pty. Ltd., ASI Media Pty. Ltd. (an Australian corporation), and ASI Technologies, Inc. (a Delaware corporation). Certain of the officers, directors and shareholders of the Company are the officers, directors and shareholders of ASIT Australia.

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

BUSINESS

1. Overview

During the last decade, a new era in airline passenger entertainment has evolved. A personal video screen at each seat is becoming a standard and an Official Airline Guide survey of 3000 frequent travellers found that 60 per cent of business travellers used a laptop computer during flights.

With laptop computers now commonplace, the next wave will be the Internet and Email. It is in the area of passenger data communications that ASI has developed a unique reputation.

ASI has spent 10 years developing its expertise and reputation in both software development and airline industry technologies, as a pioneer of passenger data communications. The core of ASI's intellectual property is software which has evolved over 8 years of flight-testing and commercial operation. The hardware platform is also unique as it enabled ASI to pioneer the passenger data link with major international airlines and was used as the development platform by INMARSAT, the monopoly satellite service provider for aircraft.

The opportunity now exists for ASI to capitalize on the airline communications and entertainment markets with two unique programs designated Data3Mail and ASI-9000.

2. Data3Mail

Data3Mail, is based on ASI's existing flight proven software and hardware Platform. The ACAMS (Aircraft Communication and Mail Server) which has been developed and tested in conjunction with INMARSAT, COMSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry).

With the Data3Mail system onboard, passengers can access their email via their laptop computers without the need for airlines providing wired networks into each seat to accommodate the system. The only item required by the passenger is a Data3Mail smart card, which is inserted into their laptop's PCMCIA slot to automatically initialise the Data3Mail program.

Data3Mail sends and receives passenger emails via the cockpit satellite data link rather than the US$10.00 per minute passenger telephone line. Messages are prioritized so they cannot interfere with cockpit communications and each transmission is charged by the kilobit.

Passenger interface with ASI's ACAMS mail server can be by one of two alternate methods:

    1. A PC data smart card is used as the transport mechanism between the passenger's laptop computer and the ACAMS. A passenger prepares Email messages to be sent. The PC data card containing the messages is then plugged into one of the ACAMS smart card slots which then automatically transmits the Email and sends a request to upload the passenger's incoming Email. On completion of the email download, the card is delivered back to the passenger.

    2. By wireless smart card, the passenger gains access to the ACAMS (mail server) via a wireless network from their seats. With the interface in place, the system automatically transmits the email and sends a request to upload the passenger's incoming email.

Under either system, the Data3Mail service can accommodate attachments in various compressed formats. The passenger's account is billed based on the amount of data transmitted and is charged direct to their Data3Mail account.

The reason airlines will select Data3mail is that it is the only commercially viable method of providing Email in an aircraft. It is based on a flight proven technology and there is no requirement to run additional wires into each seat, which is costly, both in terms of installation expense and the additional weight. As an extra benefit for the airlines, the Data3Mail service contributes to a reduction of the cost of cockpit communications as the volume of communications increases.

3. ASI-9000

The ASI-9000 program is designed to enhance the image of small to medium sized airlines, by upgrading their old analogue Video Tape players with a new generation Digital Video Server, at little or no cost to the airline. Sponsors and advertisers underwrite the cost of the program and the surplus revenue is shared between ASI and the airline.

The ASI-9000 program comprises hardware, software and a complete business plan for airlines providing digital in-flight communications and entertainment.
The ASI ACAMS provides the underlying components of the system.

Tailor-made destination information using digital technology (not relying on messy tapes) as well as on-line ordering, feature in the ASI-9000 program.
The ability to make reservations and alterations to services like accommodation, car hire and airline tickets, as well as being able to order goods while in-flight are unique benefits of the ASI-9000 program for airlines with a satellite data link. The destination program is integrated with the moving map display providing an informative and entertaining flight show.

By incorporating the mail server module, the program allows passengers and cabin crew to send and receive email or messages via the world wide aeronautical radio and satellite networks. Transferring data via this method allows global coverage, and by utilizing ASI's proprietary software, communications are fast and cost effective.

Additional revenue can be generated by uploading current news and stock information through the facilities made available by ASI's unique ACAMS server.

4.  PRODUCTS

4.1  ACAMS
The ACAMS System is supplied in several configurations depending on the program requirements and consists of the following components:
- Touch Screen Display
- Fully self contained 19.5 inch rack Mount
- Credit card Reader and PCMCIA Slots
- Interfaces to all major IFE, ACARS and SATCOM vendors
- Fully customized Microsoft compatible software with touch screen user interface

The ACAMS system is fully self-contained and comprises three Line Replaceable Units 'LRU";
- Control Display Unit (CDU)
- A Hard Drive Unit (HDU), or optional wireless access point.
- An Optional Accessories Unit (OAU)

The ACAMS chassis also includes an uninterruptible power supply.

The ACAMS is small, lightweight and easy to install. The units are designed to simply plug into the ACAMS chassis allowing for easy removal and changeover if required. As a result, the aircraft experiences no downtime when line servicing occurs.

Passenger and cabin crew services are accessed through a touch screen on the CDU. On-screen large button interface, based on Microsoft Windows software, allows the user effortless access to the features available. The configurable ACAMS software is cabin crew tested and requires no special training.

A standard QWERTY keyboard with credit card transaction facilities provides the finishing touches to a system that has revolutionized airline data communications.

A Remote Console can be added to the system offering the same features as the ACAMS unit, also encompassing a touch screen and keyboard with the additional benefit of positioning the terminal anywhere on the aircraft. This also provides the opportunity for passengers to interface with the ACAMS if so desired.

The ASI-9000 program is run on equipment, which is aviation certified. Components of the system are currently certified for use on the Boeing 747-400, 757-200, and 737-300, McDonnell Douglas DC-9, and MD 82 and the Company anticipates that it will be certified for use on the Boeing 767 in the near future. The ACAMS system was flight tested and certified on Qantas Airways.

4.2  Computer Video Interface (CVI)

The system incorporates a Computer Video Interface "CVI" capable of storing all flights destination and Multimedia promotions. This unit is capable of storing digitized audio and video from compressed MPEG & NTSC format. The system is fully compatible with all current overhead and in-seat video display systems on-board aircraft.

The system can be flight programmed to display messages when required during the flight and has full multi-lingual capability.

4.3  Mail Server

The system incorporates an intelligent mail server database that can accommodate single or multiple Email transmissions without the need to bundle communications as proposed by most other systems. Regardless of whether there are only one or many emails they are sent automatically.

The ACAMS unit can be equipped for either of ASI's Data3mail systems with either PC Card reader slots or a wireless transceiver.

The Email system is based on a proprietary software transport medium, a variation of the POP3/SMTP Email industry standard protocols.

5.  Target Market

ASI has developed a multi tiered marketing strategy that provides the opportunity to generate revenue in three target markets within the airline industry.

Offering the ASI-9000 program to small to medium sized airlines creates revenue streams in the supply of relevant equipment, the selling of advertising space and the commissions received from goods and services ordered by passengers whilst in flight.

With the latest development of its cost efficient email service, Data3Mail, ASI is able to market its services, through strategic alliances, to major airlines around the world. These major airlines, as well as some of the smaller airlines, posses the ability, through existing data ports, to allow ASI to provide Data3Mail simply and cost efficiently.

ASI's competitors in this area, are promoting similar services that will entail extensive and expensive installations for airlines and high service costs to the passenger. ASI will provide these services, comparatively, at 5 times the transfer speed, at one tenth of the cost to the passenger and at little to no cost to the airline.

Once ASI has established Data3Mail onboard there is the further opportunity to provide the ASI-9000 Program to these major airlines, creating an additional revenue stream for both ASI and the airline.

Major industry service providers such as COMSAT, INMARSAT, SITA and AirTV will also be able to utilize the connecting bridge created by ASI's ground breaking software, allowing them to make more productive use of the bandwidth, which they provide to the airlines via their satellite networks.

AirTV, who are currently developing a system to deliver live television into aircrafts while in flight, as an example, will be able to further offer email and internet services to passengers with ASI benefiting from the revenue stream generated by these additional services.

ASI will receive revenue through royalties gained from the usage of the data link established through its software.


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

Following this step, the ASI-9000 Program must be installed on an aircraft and tested, including an in-flight test. The Company has received certification for the ASI-9000 Program on Air Europa aircraft utilizing the CMA-3200 Multi Media Computer platform. The ACAMS has been flight tested and installed on Boeing 747-400 and Boeing 767-300 aircraft. The CMA-3200 has been flight tested and installed on the Boeing 737-300, 757-200 and the McDonnell-Douglas DC-9-30 and MD-82. A second version of the ACAMS, incorporating Data3Mail, is currently undergoing certification process to achieve the FAA approval for use on commercial aircraft. The Company anticipates certification approval for the ACAMS and is prepared to make whatever modifications are required to obtain such approval.

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

ASIT Australia established a relationship with the Canadian Marconi Company ("CMC") which arranged for the ASI-9000 to be tested on Hawaiian Airlines. The initial test program was carried out on Hawaiian Airlines in conjunction with CMC and Hollingsead International, Inc., a manufacturer of after market video systems. ASIT Australia mounted its software on CMC's CMA-3200 multi media computer equipment which was installed together with Hollingsead's video equipment on three aircraft operated by Hawaiian Airlines. The Data3Mail service is the next level of development to the existing flight proven capabilities of the ACAMS communication link.

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

Air Europa Project. The Company acquired the CMA-3200 from ASIT Australia for an aggregate of A$527,980 and installed nine CMA-3200 units on aircraft operated by Air Europa. From July 1, 1997 to June 30, 2000, the Company has received approximately $81,076 in revenues generated from the equipment on the Air Europa aircraft. The company obtained five major advertisers on the Air Europa aircraft systems before the program was suspended, pending re-installation of the equipment in the airline's new 737-800 aircraft.

The Company currently does not have any additional contracts for the installation of the ASI-9000 program, nor has it signed contracts for the new Data3Mail program.

SALES AND PRICING

The Company sells both the ASI-9000 and Data3Mail programs under Supply and License Agreements under which ASI supplies equipment at little or no cost to the airlines, in exchange for a share of the revenue generated from the equipment and services. The ASI-9000 marketing is based on allocating five minutes of advertising space per flight per hour with additional sponsorship times available during the safety briefing presented prior to take off. The Company anticipates that it will work with the airline in developing an advertising program that suits the airline's image profile. The price and number of times the advertisement will run may vary depending on available space and the flight profile. Currently, the Company anticipates charging US$2 per advertisement to as high as US$10 per advertisement on a large aircraft where the communications capability is available. The Company believes that the revenue will be enhanced when the communication link is installed, allowing passengers to purchase goods and services being promoted via the ACAMS.

In order to provide an additional incentive for the media agents to procure advertising, the Company plans on paying its media agents commission on sales of up to 32% of revenue, two fold the industry standard.

ASI will generate revenue from Data3Mail programs by charging passengersper kilobit of data transmitted over the air-to-ground link.

The Company purchases from ASIT Australia either the CMA-3200 hardware at $25,000 per unit or the ACAMS hardware at $30,000 per unit. The Company subcontracts for the production of the ACAMS integration technology. The cost to the Company for installation of the ASI-9000 excluding the hardware is approximately $5,000 per aircraft for installation of units like those installed on the Air Europa aircraft and up to $10,000 for units in which the communications link is provided.

OPERATIONS AND SUPPLIERS

The Company has two offices: an office in Melbourne, Australia and one in Denver, Colorado. The Company's core component of the ASI-9000 and Data3Mail, the ACAMS Cabin Terminal, has been manufactured to date by ASIT Australia and Philips Defence Systems Group. While the Company anticipates that it will install the ASI-9000 Program with the ACAMS in the future, its current contracts employ the CMA-3200 manufactured by Canadian Marconi Company. The PC smart cards used for the Data3Mail programs will be outsourced and manufactured to meet the certification requirements of ASI.

The Company has out-sourced all of its operations to companies and individuals specializing in either the manufacture and installation of avionics or the procurement of advertisement sponsors (for ASI-9000). The Company will contract with an installation company to install its equipment on the customer airline. Once installed, the Company out-sources all of the engineering and technical support services to ASIT Australia and other suitably certified organizations.

MARKETING

After considering the competitive environment of the airline entertainment industry, the Company has decided on a marketing strategy to provide the ASI-9000 program at little or no cost to a customer airline in consideration for the Company receiving sole and exclusive rights over the revenue stream created from the sale of air time to advertisers including destination specific tourist operators, local, national and foreign corporate advertisers and from other services provided by the equipment. A similar marketing strategy will be adopted for the Data3Mail program.

The Company researches the market and targets selected airlines based on a commercial and technical evaluation. The Company has formed relationships with other avionics manufacturers who sell complimentary products to the Company's. The Company anticipates these strategic partners will introduce the Company to airlines as such target airlines look for ways to enhance the products and services they purchase from the alliance partner.

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

The license for each ASI-9000 Program unit lasts five years. Upon expiration of the licensing term, Air Europa will acquire rights to the hardware but not the software or operating systems contemplated in the Supply and Licensing Agreement. ASI is currently negotiating an extension of the term of the current agreement with Air Europa.

COMPETITION

With the ASI-9000 program, the Company competes for both advertising space and provision of equipment to airlines. The Company believes that it operates in a market niche where there are no other companies providing both the same product with a similar price structure. The Company believes, however, that the market for technologically advanced in-flight entertainment and communications systems is emerging and that competition to provide such services to the airlines will be intense. The Company is aware of several other companies that provide systems that compete with the ASI-9000 Program , some of which have been installed on aircraft. Most of these competitors have substantially greater financial and other resources than the Company and, accordingly, may have a significant competitive advantage over the Company. The Company's principal competitors include Hughes Avicom International, Inc. and Sony Trans Com (both acquired by Rockwell Collins), Matsushita Avionics Systems Corporation and Thompson-CSF Sextant. The Company is also aware of several other companies that are developing in-flight entertainment systems or seeking joint ventures in the field.

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

For Dat3Mail, airlines and their passengers have identified Email as a service which is becoming increasingly desirable. As a result, a number of companies are offering internet portal services, most still in the development stage.
In comparison to most, ASI's Data3Mail utilizes the satellite data link which is cheaper and faster than alternate products using the airborne telephone connection (not ideally designed for data communication links). Given the potential size of the market for Email access in commercial passenger aircraft, ASI expects there will be continued competition for ASI's products. Over the past 12 months, at least 6 new start up companies have emerged, most offering software solutions requiring certified hardware platforms.

There is no assurance that the Company's competitors will not offer services similar to the Company's with a similar business plan. Nor is there an assurance that passengers and airlines will not demand more technologically advanced communication and entertainment products or that the Company will be able to compete with other more established sources for advertising.

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

OTHER INFORMATION

a) On August 27, 1999, the Company entered into an agreement with Hatfield Aviation, Inc. ("Hatfield"), a company doing business as an aviation electrical and overhaul repairer, and the shareholders of Hatfield (the "Hatfield Shareholders"). Under the terms of the agreement, subject to conditions precedent to closing, the Company will acquire 100% of the issued and outstanding common stock of Hatfield. Consideration for the purchase will be cash and the issuance of shares of ASI's common stock. The terms of the agreement are currently being renegotiated, and as of the date of this report, the Company had not made any advance cash payments nor issuances of common stock to Hatfield. The Company intends to raise capital to close this transaction through an offering of its equity securities.

b) On December 8, 1999 the Company signed a Heads of Agreement with AirTV Limited, a company which is developing a global satellite television system that interfaces with existing in-flight entertainment systems on board aircraft to provide direct television programming. AirTV is seeking to expand the system by offering an internet service including E-mail and browser capabilities aboard aircraft equipped with satellite data communications equipment. Under the Heads of Agreement:

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 6,242,087 shares of Common Stock issued And outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the

Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.
Quarter Ended                                    Common Stock
                                               High         Low
March 31, 2000                                $1.25        $1.25
June 30, 2000                                 $1.00        $1.81

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company is a development stage company formed to offer to commercial airlines its ASI-9000 and Data3Mail Programs which provide passenger and crew communications, passenger information and entertainment, and value-added services tailored to its respective airline customers' requests.

The Company has a very low cost structure as it has no employees other than its two officers which are paid a monthly retainer and does not maintain any manufacturing or production operations. The Company utilizes office space, from a company beneficially owned by its President, Ronald Chapman. The Company pays commissions to media sales representatives only from revenues received from the contracts which they place. Because of such low cost structure, the Company anticipates that the proceeds from earlier stock subscriptions, revenues from any exercise of the Options, anticipated revenues from operations, and proceeds available from its suppliers will be sufficient to meet the Company's contemplated operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company has suffered losses from operations. The Company had accumulated losses from inception to June 30, 2000 of $1,592,977. Major components of the loss includes depreciation and amortisation charges, offering costs, and foreign currency translation losses. The Company may be required to make significant additional expenditures in connection with the development of the ASI-9000 and Data3Mail programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of the Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

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

The Company intends to use future revenues, if any, for the purchase of ASI ACAMS units and other supporting equipment to be installed on its current and future customer airlines and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

The Company received no revenue for the year ending June 30, 2000, compared to revenues of $36,119 for the year ended June 30, 1999. No sales were made for the twelve month period ending June 30, 2000, pending reinstallation of the Company's equipment in new Air Europa aircraft.

Net losses increased from $335,615 in the twelve month period ending June 30, 1999, to $484,349 for the twelve month period ending June 30, 2000, primarily as a result of an increase in expenses and lack of revenue. Expenses increased from $353,241 for the twelve month period ending June 30, 1999 to $484,349 for the twelve month period ending June 30, 2000 due to an increase of consulting and professional fees, corporate administration, engineering and travel costs but after reduction of accounting and auditing fees and offering costs.

The Company had a foreign currency translation loss of $120,902 for the twelve month period ending June 30, 2000, compared to a foreign currency translation gain of $92,937 for the twelve month period ending June 30, 1999. As a result, the Company recorded a comprehensive loss of $605,258 for the twelve months ended June 30, 2000, compared to a comprehensive loss of $242,678 for the twelve months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment Of operating costs to date. The Company has received total revenue of approximately $81,000 under its Air Europa contract but received no revenue over the fiscal year ended June 30, 2000.

The Company's cash and cash equivalents were increased from $1,100 at June 30, 1999 to $48,718 at June 30, 2000 primarily as a result of sale of the Company's securities.

The Company had a net loss of $484,349 from operating activities for the period July 1, 1999 to June 30, 200, primarily consisting of compensation to officers, Consulting and professional fees, depreciation, amortization, engineering and office expenses. The net loss from operating activities for such period was less than the net loss from operating activities for the period July 1, 1998 to June 30, 1999 primarily as a result of an increase of consulting and professional fees, corporate administration and engineering costs. The Company had no revenues for the twelve months ending June 30, 2000 as the revenue generated from the Air Europa contract was suspended while the ASI-9000 Programs were reinstalled on different Air Europa aircraft.

The cash flow of the Company from financing activities for the twelve months ending June 30, 1999 was from the receipt of capital subscriptions.

The Company's marketing plan anticipates that the Company will install and maintain the ASI-9000 and Data3Mail programs on commercial airlines with little or no cost to the airline. The Company will receive revenues data communications and from the sale of advertising space available on the video and audio programs as well as other forms as developed. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the ASI-9000 and Data3Mail programs possibly before any revenues are received. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provide capital for the equipment.

The Company has no commitments for capital expenditures in the near future.

GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty Ltd., ("ASIE") an Australian corporation. ASIE has accumulated losses of approximately $1,294,000 at June 30, 2000 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs.

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

ITEM 7. FINANCIAL STATEMENTS.

                           ASI ENTERTAINMENT, INC.

                               CONSOLIDATED
                            FINANCIAL STATEMENTS

                            June 30, 1999 & 2000

                             ASI ENTERTAINMENT, INC.
                        Consolidated Financial Statements



                               TABLE OF CONTENTS


                                                                  Page

      INDEPENDENT AUDITOR'S REPORT ON
         THE CONSOLIDATED FINANCIAL STATEMENTS                     F-1


      CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated balance sheet                             F-2
            Consolidated statement of operations                   F-3
            Consolidated statement of stockholders' equity         F-4
            Consolidated statement of cash flows                   F-5
            Notes to consolidated financial statements             F-7

INDEPENDENT AUDITOR'S REPORT


Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of ASI Entertainment, Inc. as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June
30, 1999 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Aurora, Colorado                                  /S/RONALD R. CHADWICK, P.C.
October 5, 2000                                 RONALD R. CHADWICK, P.C.

                          ASI ENTERTAINMENT, INC.
                        CONSOLIDATED BALANCE SHEET
                              June 30, 2000

                                 ASSETS

     Current assets
           Cash                                                 48,718
           Prepaid expenses                                     43,975
                                                            ----------
           Total current assets                                 92,693
                                                            ----------
           Property and equipment, net                       1,024,901
           Investment in media rights, net                     135,920
                                                           -----------
                                                             1,160,821
                                                             ---------
      Total Assets                                        $  1,253,514
                                                             =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities
            Accounts payable and accrued expenses               20,878
            Due to related parties                              54,116
                                                              --------
                Total current liabilties                        74,994
                                                               -------
      Total Liabilities                                         74,994
                                                              --------
      Stockholders' Equity
            Preferred stock, $.0001 par value;
             20,000,000 shares authorized; none issued
             and outstanding                                      -
            Common stock, $.0001 par value;
                100,000,000 shares authorized;
                6,242,087 issued and outstanding                   624
            Additional paid in capital                       3,516,343
            Additional paid in capital - discount on shares   (745,470)
            Accumulated deficit                             (1,293,743)
            Accumulated other comprehensive loss              (299,234)
                                                           -----------
      Total Stockholders' Equity                             1,178,520
                                                            ----------
      Total Liabilities and Stockholders' Equity          $  1,253,514
                                                            ==========






       The accompanying notes are an integral part of the consolidated financial statements.

                             ASI ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                    For The Years Ended June 30, 1999 and 2000


                                                     1999           2000
                                                     ----           ----

     Sales, net                                   $  36,119    $      -

     Cost of  sales                                  18,493           -
                                                  ---------    -----------
     Gross margin                                    17,626           -

     Selling, general and administrative expenses   353,241        482,498
                                                 ----------    -----------

     Loss from operations                          (335,615)      (482,498)

      Other income (expense)
           Interest income
           Interest expense                                         (1,851)
                                                 ----------    -----------
      Income (loss) before provision for
          income taxes                             (335,615)      (484,349)

      Provision for income tax                          -               -
                                                  ---------     ----------
      Net income (loss)                           $(335,615)    $ (484,349)

      Other comprehensive income (loss)
      Foreign currency translation gains (losses)    92,937       (120,909)
                                                  ---------     ----------
      Comprehensive loss                          $(242,678)    $ (605,258)
                                                 ==========      =========
      Net income (loss) per share
      (Basic and fully diluted)                   $   (0.06)    $    (0.08)
                                                 ==========     ==========
      Weighted average number of
      common shares outstanding                   5,754,337      5,924,420






The accompanying notes are an integral part of the consolidated financial statements.

                                  ASI ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         For The Years Ended June 30, 1999 and 2000

                                                                 Paid in                  Accum.
                                     Common Stock                 Capital                  Other       Subscrip-    Stock-
                                                      Paid in    Discount      Accum.     Compre.      tions       holders'
                                 Shares     Amount   Capital     On shares    Deficit    Income/loss   Receivable   Equity
                                ---------   ------   ---------    --------   --------    ----------    ----------  ---------
Balances at June 30, 1998       5,293,990  $530    $3,062,173    $(745,470) $(473,779)   $(271,262)    $(43,735)   $1,528,457

Recapitalization, July 1, 1998    417,189  42      100                                                             142

Issuance of stock for services     43,158  4       11,368                                                          11,372

Receipt of subscriptions rec.                                                                          26,885      26,885

Foreign currency
    translation gain (loss)                                                              92,937                    92,937

Net gain (loss) for the year
    ended June 30, 1999                                                     (335,615)                              (335,615)
                                ---------  ------  ---------     --------   --------     --------      ----------  ----------
Balances at June 30, 1999       5,754,337  $576    $3,073,641    $(745,470) $(809,394)   $(178,325)    $(16,850)   $1,324,178

Receipt of subscriptions rec.                                                                          16,850      16,850

Issuance of stock for services   110,000   11      64,989                                                          65,000

Sales of common stock            377,750   37      377,713                                                         377,750

Net gain (loss) for the year
    ended June 30, 2000                                                     (484,349)    (120,909)                 (605,258)
                                ---------  ------- ----------    ---------  -----------  ---------     -------     ---------
Balances at June 30, 2000       6,242,087  $624    $3,516,343    $(745,470) $(1,293,743) $(299,234)    $     -     $1,178,520
                                =========  ======= ==========    =========  ===========  =========     =======     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             ASI ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                     For The Years Ended June 30, 1999 and 2000


                                                         1999          2000
                                                         ----          ----
      Cash Flows From Operating Activities:
           Net income (loss)                         $(335,615)    $(484,349)

           Adjustments to reconcile net income to
           net cash provided by (used for)
           operating activities:
                Depreciation                            65,807        66,921
                Amortization                            62,320        63,375
                Compensatory stock issuances            11,429        40,000
                Trade accounts receivable                6,670
                Other receivables                        3,086       (18,975)
                Accounts payable and accrued expenses   (8,222)       20,717
                                                      --------       -------
                     Net cash provided by (used for)
                     operating activities             (194,525)     (312,311)
                                                     ---------      --------
      Cash Flows From Investing Activities:
            Purchase of fixed assets                   $     -       $(3,402)
            Cash acquired through recapitalization      15,453
                                                      --------      --------
                     Net cash provided by (used for)
                     investing activities               15,453        (3,402)
                                                      --------      --------




                      (Continued On Following Page)









  The accompanying notes are an integral part of the consolidated financial statements.

                                     F-5-

                             ASI ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                    For The Years Ended June 30, 1999 and 2000

                   (Continued From Previous Page)

                                                         1999          2000
                                                         ----          ----

      Cash Flows From Financing Activities:
           Receipts from notes payable                  31,072
           Payments on notes payable                                 (32,956)
           Due to related parties                       57,786        (7,176)
           Proceeds from issuance of common stock       24,928       394,600
                                                       -------      --------
                     Net cash provided by (used for)
                     financing activities              113,786       354,468
                                                      --------      --------
      Effect of exchange rate changes on cash            1,064         8,863
                                                      --------       -------

      Net Increase (Decrease) In Cash                  (64,222)       47,618
      Cash At The Beginning Of The Period               65,322         1,100
                                                      --------       -------
      Cash At The End Of The Period                     $1,100       $48,718
                                                      ========       =======

      Supplemental Disclosure
      -----------------------
      Cash paid for interest expense in 2000: $1,851



















  The accompanying notes are an integral part of the consolidated financial statements.

                                    F-6-

                             ASI ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. The Company was formerly, but is no longer, accounted for as a development stage company. On July 1, 1998 ASI acquired 100% of the issued and outstanding stock of ASI Entertainment Pty., Ltd. ("ASIE") in a transaction accounted for as a recapitalization of ASI Entertainment Pty., Ltd., with ASI Entertainment Pty., Ltd. considered the predecessor pursuant to the acquisition. ASIE provides in-flight video and audio entertainment and data communications to the commercial airline industry and sells advertising time on its ASI-9000 Programs installed on commercial aircraft. The Company's wholly owned subsidiary, ASI Technologies, Inc. is an inactive corporation, incorporated on April 1, 1998 under the laws of Delaware. ASIE's wholly owned subsidiary, ASI Media Pty., Ltd. ("ASI Media") is an inactive corporation whose sole purpose is to act as trustee to the ASI Media Unit Trust (the "Unit Trust"). ASI Entertainment, Inc. and its subsidiaries are hereinafter referred to as the "Company".

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of ASI Entertainment, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
-----------------
The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The basis of accounting differs from that used in the Australian statutory financial statements of ASIE. Adjustments are made to translate the statutory financial statements of ASIE to United States Generally Accepted Accounting Principles. The financial statements are expressed in United States dollars. The functional currency of ASIE is the Australian dollar.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                             ASI ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax
----------
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At June 30, 2000 and June 30, 1999, the Company had net operating loss carryforwards of approximately $1,200,000 and $798,000 respectively, which expire under Australian tax law at various dates through the year 2007, in addition to net operating loss carryforwards of approximately $85,000 for U.S. tax purposes at June 20, 2000 which begin to expire in 2019. The deferred tax asset created by this net operating loss has been offset by a 100% valuation allowance.

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Net income (loss) per share
---------------------------
The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share.

Property and equipment
----------------------
Property and equipment are recorded at cost and depreciated under accelerated methods over an estimated life of five years.

                             ASI ENTERTAINMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in media rights
--------------------------
The investment in media rights is recorded at cost and amortized based on the straight line method over five years.

Foreign currency translation
----------------------------
The functional currency of ASIE is the Australian dollar. Financial statements for these entities are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when capital transactions occurred.

Revenue recognition
-------------------
Revenue is recognized on an accrual basis as earned under contract terms.

Comprehensive income (loss)
---------------------------
The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of ASIE, expressed in Australian dollars, to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity.

Financial Instruments
---------------------
The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts payable, and due to related parties, as reported in the accompanying balance sheet, approximates fair value.

                             ASI ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2000 the Company owed officers, directors, and related parties $54,116 for expenses incurred on behalf of the Company.

The Company during 2000 and 1999 paid $23,608 and $14,957 respectively to a company affiliated through common stockholders and directors.

The Company has established an agreement with ASI Technologies Pty., Ltd., ("ASIT"), a company related by stock ownership, giving the Company the sole right to purchase certain hardware and technical support used in its business operations.


NOTE 3.  PROPERTY AND EQUIPMENT

On December 16, 1996, the Company purchased from ASI Technologies Pty., Ltd. ("ASIT"), a related party, but not a shareholder at that time, nine CMA-3200 Hardware Platforms (developed and produced by a third party), a component of the ASI-9000 Program, for a price of $418,424 ($315,204 as translated at June 30, 2000) through the issuance issuance of 659,975 shares of common stock of the Company. On September 30, 1997, the Company purchased Airline Cabin Management and Communication Systems ("ACAMS"), which are the next generation hardware platforms developed by ASIT, and other equipment from ASIT for a price of $1,081,650 ($895,500 as translated at June 30, 2000) through the issuance of 1,875,000 shares of common stock and 1,875,000 common stock purchase options. The price of both purchases represents ASIT's original cost in such systems.

The following is a summary of property and equipment at June 30, 2000:

CMA-3200, ACAMS and other                $  1,214,023
Less: Accumulated depreciation              ( 189,122)
                                         ------------
                                         $  1,024,901
                                         ============

The CMA-3200 equipment is depreciated over five years using the straight line method. Depreciation expense for the years ended June 30, 2000 and 1999 was $66,921 and $65,807 respectively. As of June 30, 2000 the ACAMS equipment had not yet been placed in service or depreciated.

                             ASI ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENT IN MEDIA RIGHTS

The Company through various transactions has acquired the rights to market, sell and receive revenues from the sale of advertising and sponsorship related to the installation of its systems on commercial aircraft. The Company recorded the cost of these media rights at $373,350 ($298,500 as translated at June 30, 2000). The investment in media rights is amortized over a period of 5 years using the straight line method. Accumulated amortization at June 30, 2000 was $162,580. Amortization expense for the years ended June 30, 2000 and 1999 was $63,375 and $62,320.


NOTE 5.  ACQUISITIONS

On July 1, 1998, the Company acquired all of the issued and outstanding common stock and stock options of ASIE in exchange for common stock and common stock options of the Company. Under the terms of the agreement, ASIE's outstanding shares and options were exchanged at a ratio of one share and one option of the Company for every eight shares and eight options of ASIE. As a result of the exchange, ASIE and its wholly owned inactive subsidiary, ASI Media became wholly owned subsidiaries of the Company, and the shareholders of ASIE received 5,293,990 shares and became shareholders of 92.7% of the Company. Generally accepted accounting principles require that the Company whose shareholders retain a majority interest in a combined business be treated as the acquiror for accounting purposes. As a result, the merger was treated as an acquisition of the Company by ASIE, and a recapitalization of ASIE. Accordingly, the Company's balance sheet consists of ASIE's net assets and the Company's net assets at historical cost, and the statement of operations includes ASIE's operations for the period presented and the operations of the Company from the date of acquisition. As a result of the acquisition, the Company obtained 417,189 shares previously issued to the prior shareholders of ASI Entertainment, Inc., resulting in a total of 5,711,179 shares issued and outstanding subsequent to the acquisition.

                             ASI ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY

Common stock
------------
The Company as of June 30, 2000 had 100,000,000 shares of authorized common stock, $.0001 par value, with 6,242,087 shares issued and outstanding.

Preferred stock
---------------
The Company as of June 30, 2000 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options
-------------
At June 30, 2000, the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In July, 1998 the Company issued 43,158 stock options, exercisable immediately at $0.50 per share to a consulting company as compensation for services, and issued 4,384,014 options exercisable immediately at $0.50 per share to option holders in ASIE in exchange for their outstanding options in ASIE. In March, 2000, the Company granted 100,000 stock options, exercisable immediately at $0.50 per share to an individual for consulting services. All options remained unexercised at June 30, 2000, and expire on June 30, 2003, except for the 100,000 shares granted in March of 2000, which expire August 14, 2002. The Company incurred and has accrued no material compensation expense under these options.

                             ASI ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock options in 1998 or 1999. Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would not have changed as indicated in the pro forma amounts below:

                                                2000            1999
                                                ----            ----
Net income (loss)       As reported       $(   484,349)   $(   335,615)
                        Pro forma         $(   484,349)   $(   335,615)

Basic and fully diluted  As reported             $(.08)          $(.06)
    earnings per share   Pro forma               $(.08)          $(.06)


In July, 1998, the Company issued 500,000 options exercisable immediately at $.50 per share to certain officers and directors of the Company in exchange for their outstanding options in ASIE. The options expire on June 30, 2003, and all remain unexercised at June 30, 2000.

                             ASI ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued)

A summary of the status of the Company's employee stock options as of June 30, 2000 is presented below:


                                                Weighted Ave.
Options                               Shares   Exercise Price
-------                               ------   --------------
Outstanding at
      beginning of period            500,000       $ 0.50
Granted                                    -            -
Exercised                                  -            -
Forfeited                                  -            -
                                ------------   -------------
Outstanding at
      end of period                  500,000        $ 0.50
                                     =======
Options exercisable
     at period end                   500,000
Weighted average fair
     value of options
     granted during the
     the period                                     $    -


The following table summarizes information about employee stock options outstanding at June 30, 2000.

                        Options Outstanding            Options Exercisable
           ---------------------------------------    --------------------------
                        Weighted Ave.                  Number
Range of    Number       Remaining    Weighted Ave.  Exercisable
Exercise  Outstanding   Contractual     Exercise        at         Weighted Ave.
Price     at 6/30/00        Life          Price        6/30/00    Exercise Price
--------  ----------   -------------  -------------  -----------  --------------
$ 0.50      500,000       3 Years         $ 0.50       500,000         $ 0.50

                             ASI ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  GOING CONCERN

The Company has suffered recurring losses from operations and in all likelihood will be required to make significant future expenditures in connection with continuing engineering, installation, maintenance and marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Ronald R. Chadwick, P.C. has replaced Weinberg & Co. as the Company's auditor for the year ended June 30, 2000.

There were no disputes or disagreements with Weinberg & Co.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name:                                  Title:
- -----                                  ------

Ronald J. Chapman                      President  and Director

Graham O. Chappell                     Director

Philip A. Shiels                       Executive Director and Chief Financial
                                          Officer
                                       and Director

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RONALD J. CHAPMAN, 48, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 75% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 55, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"),

Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 48, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976. Mr. Shiels has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

RICHARD W. MASON, 67, has been a director of the Company since June, 1998. From 1989 through 1997, Mr. Mason served as president of Global Aviation Associates, Inc. From June, 1997 to the present, Mr. Mason served as chairman of the Board of Directors of Global Aviation Company, Aurora, Colorado. Prior to forming Global Aviation, Mr. Mason held the position of Vice President of Combs Gates, Inc. (a subsidiary of Gates Learjet, Denver Colorado), a company with which he was associated twenty years. From 1995 to present, Mr. Mason has served as vice president of Lasting Treasures Publishing Company, Houston, Texas, a music publishing company.

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

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL    ANNUAL      COMPENSATION        OTHER
POSITION                     YEAR      SALARY      BONUS/AWARDS     COMPENSATION
                                                                      ALL OTHER

Ronald Chapman,
President                     1999       0              0           A$72,000(1)

Philip Shiels,
Chief Financial Officer       1999       0              0           A$60,000(1)

Richard Mason,
Director                      1999       0              0          US$12,000(2)

(1) The Company was invoiced A$220,000 by Chapman International Pty. Ltd. for management services rendered by Messrs. Chapman and Shiels. The fee was in turn allocated to Messrs. Chapman and Shiels for services rendered to the Company for the fiscal year ended June 30, 2000 on the basis set out above.
(2) Mr Mason has received advances from the Company of $1,000 per month which will be offset against future directors fees.

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

                                         Shares of Common
                                         Stock Beneficially    Percentage of
Name, Position and Address               Owned                 Shares Owned

Ronald J. Chapman (3)                    3,766,587               47.3%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (4)                   1,293,412               18.8%
Director
5 Marine Parade, Suite 2
St.  Kilda,
Victoria, 3148, Australia

Philip A. Shiels (5)                     500,000                 7.7%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard W. Mason                         0                       0%
Director
79 Tami Road
Red Feather Lakes, Colorado 80013

Chapman International Pty. Ltd. (6)      950,000                 14.1%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

ASI Technologies Pty. Ltd. (7)           616,575                  9.9%
3/1601 Main Road
Research, Victoria, 3095,
Australia

Research No. 1 Trust (8)                 1,950,000               26.6%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Wardour Consultants Ltd. (9)             1,562,500               22.4%
Nine Queens Road
Suite 605-6
Central, Hong Kong

Swiss Time Australia                     537,500                  8.3%
Pty. Ltd. (10)
2C Dudley Street
Brighton, Victoria, 3186
Australia

Research No. 2 Trust (11)                500,000                 7.7%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Heatherwood Pty. Ltd. (12)               442,006                 6.8%
16 Severn Street
Moonee Ponds,  Victoria, 3039
Australia

Pierce Mill Associates, Inc. (13)        417,189                 6.7%
1504 R Street N.W.
Washington, D.C. 20009

Maxwell Grant Productions                337,500                 5.2%
Pty Ltd.(14)
P.O. Box 103
Burnley, Victoria, 3121
Australia

Vision, Inc.(15)                         312,500                 5.0%
c/o Tramontana Accountants
Level 1 501 LaTrobe Street
Melbourne, Victoria, 3000
Australia

All the officers and directors
as a group (4 persons)                   5,559,999              62.9%


(1) Assumes 6,242,087 shares of Common Stock outstanding and assumes exercise of options held by named security holder.
(2)  Assumes sale of all the Securities offered by the Selling Securityholders.
(3) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia which owns 616,575 Shares and Mr. Chapman is the majority shareholder thereof and may be deemed to be the beneficial owner of such Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 850,000 Shares. The listed share holdings also include the Options to purchase 500,000 Option Shares held by Chapman International Pty. Ltd., Options to purchase 125,006 Option Shares held directly by Mr. Chapman, and Options to purchase 1,100,000 Options Shares held by the Research No. 1 Trust.
(4) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 625,006 Shares and 625,006 Option Shares held by it. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares (all of which are registered herein) of which Mr. Chappell is considered the beneficial owner. Chappell Salikin Weil Associates Pty. Ltd. is 20% shareholder of ASI Holdings Pty. Ltd. which holds 61.5% of ASIT Australia. Mr. Chappell is not deemed to be a beneficial holder thereof.
(5) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 250,000 Shares and

     250,000 Options. Mr. Shiels is a 25% shareholder of Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. which, in turn, holds 61.5% of ASIT Australia. Mr. Shiels is not deemed to be a beneficial owner thereof.
(6) Includes 450,000 Shares and 500,000 Options. Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 25% shareholder of Chapman International Pty. Ltd.
(7) ASIT Technologies is owned 61.5% by ASI Holdings Pty. Ltd., 25% by Chappell Salikin Weil Associates Pty. Ltd. and the remainder by two unaffiliated entities. ASI Holdings Pty. Ltd. is owned 55% by Chapman International Pty. (see preceding footnote), 20% by Chappell Salikin Weil Associates, and the remainder by unaffiliated entities. Chappell Salikin Weil Associates is solely owned by Graham O. Chappell, a director of the Company.
(8) Includes 850,000 Shares and 1,100,000 Options. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 850,000 Shares.
(9) Includes 812,500 Shares and 750,000 Options. Lim Tjoei Hoat is the beneficial owner of Wardour Consultants, an unrelated independent entity.
(10) Includes 268,750 Shares and 268,750 Options. Eric van der Griend and Joanne van der Griend are the beneficial owners of Swiss Time Australia Pty. Ltd., an unrelated independent entity.
(11) Includes 250,000 Shares and 250,000 Options. Philip A. Shiels, Chief Financial Officer and a director of the Company, is the trustee and beneficial shareholder of the 250,000 Shares and 250,000 Options owned by Research No. 2 Trust.
(12) Includes 217,003 Shares and 225,003 Options. Heatherwood Pty. Ltd. is the corporate trustee of The Traftrams Trust and is an unrelated independent entity.
(13) Pierce Mill Associates, Inc. is an affiliate of Cassidy & Associates, the law firm which prepared the Company's registration statement and of which James M. Cassidy is a principal. James Cassidy is the sole shareholder of Pierce Mill Associates. Mr. Cassidy owns 100% of Pierce Mill Associates and is principal of Cassidy & Associates, a Washington, D.C. securities law firm, and is considered the beneficial owner of the Shares issued to it.
(14) Includes 106,250 Shares and 231,250 Options. Maxwell Grant is the beneficial owner of Maxwell Grant Productions Pty. Ltd., an unrelated independent entity.
(15) Frank Flammea is the beneficial owner of Vision, Inc., an unrelated independent entity.

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


Signature                                 Title                       Date
- ---------                                 -----                       ----


/s/ Ronald J. Chapman                     Director                  10/13/00
- --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                  10/13/00
- --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                      Director                  10/13/00
- --------------------------------
     Philip A.  Shiels


                                          Director
- --------------------------------
     Richard Mason

-----END PRIVACY-ENHANCED MESSAGE-----