Form 10QSB
period 2000-09-30
ASI ENTERTAINMENT INC
filed 2000-11-15
CIK 1067873

FILED AS OF DATE:

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			ASI ENTERTAINMENT INC
		CENTRAL INDEX KEY:			0001067873
		STANDARD INDUSTRIAL CLASSIFICATION:	AIRCRAFT PART & AUXILIARY
                                                 EQUIPMENT, NEC [3728]
		IRS NUMBER:				522101695
		STATE OF INCORPORATION:		DE
		FISCAL YEAR END:			0630

	FILING VALUES:
		FORM TYPE:		10QSB
		SEC ACT:
		SEC FILE NUMBER:	000-27881
		FILM NUMBER:	544289

	BUSINESS ADDRESS:
		STREET 1:		15200 EAST GIRARD AVENUE STE 212
		STREET 2:		STE 212
		CITY:			AURORA
		STATE:		CO
		ZIP:			80014
		BUSINESS PHONE:	970 881 3573

	MAIL ADDRESS:
		STREET 1:		79 TAMI RD
		STREET 2:
		CITY:			RED FEATHER LAKES
		STATE:		CO
		ZIP:			80545









                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2000


[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT
For the transition period from July 1, 2000 to September 30, 2000


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,244,587

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........    .......................9

PART II:    OTHER INFORMATION..........................................10

Item 1.  Legal Proceedings.............................................10

Item 2.  Changes in Securities and Use of Proceeds.....................10

Item 3.  Defaults Upon Senior Securities...............................10

Item 4.  Submission of Matters to a Vote of Security Holders............11

Item 5.  Other Information..............................................11

Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES..............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $   1,548
Other receivables                                                      48,648
                                                                 ------------
Total Current Assets                                                   50,196
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           922,764
Investments in media rights, net                                      110,659
                                                                 ------------
Total Non Current Assets                                            1,033,423
                                                                 ------------
TOTAL ASSETS                                                    $   1,083,619
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  11,000
Due to related parties                                                 81,909
                                                                 ------------
Total Liabilities                                                      92,909
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 6,244,587 shares issued
 and outstanding                                                          624
Additional paid-in capital                                          3,517,593
Additional paid-in capital - discount on shares                      (745,470)
Accumulated deficit                                                (1,380,312)
Accumulated other comprehensive loss                                 (401,725)
                                                                   ----------
Total Stockholders' Equity                                            990,710
                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,083,619
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                        Three months       Three months
                                          ending             ending
                                        September 30,      September 30,
                                           2000               1999
                                        ---------           ---------
REVENUES                                        0                   0
Cost of sales                                   0                   0
                                        ---------           ---------
Gross Profit                                    0                   0
                                        ---------           ---------
EXPENSES:
Accounting and auditing                     3,667                3037
Advertising and promotion                     566                   0
Amortisation                               14,400              16,250
Banking                                        70                 135
Consulting expense                         24,192                   0
Corporate Administration                      232                   0
Depreciation                               14,905              17,159
Directors fees                                  0               3,000
Engineering                                 3,920                   0
Interest                                        0                 924
Marketing expense                             194                   0
Officers' compensation                     19,008              21,450
Other employee compensation                     0               3,900
Office expenses, rent and
 utilities                                    920               3,999
Travel                                      4,495               1,021
                                        ---------           ---------
Total Expenses                             86,569              70,875
                                        ---------           ---------
NET LOSS                                  (86,569)            (70,875)
                                      ===========           =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                          (102,492)            (22,841)
                                       ----------           ---------
COMPREHENSIVE LOSS                       (189,061)            (93,716)
                                       ==========           =========
Weighted average number of
 shares outstanding during
 the period                             6,242,087           5,754,337
                                       ==========           =========
Net Loss per common share
 and equivalents                           (0.014)             (0.012)
                                       ==========           =========


      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                        Three months        Three months
                                          ending             ending
                                       September 30,       September 30,
                                           2000               1999
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                                  (86,569)            (70,875)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                               14,905              17,159
Amortisation                               14,400              16,250

Changes in operating assets
and liabilities:
(Increase) decrease in:
Other Receivables                          (4,673)                  0

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (9,879)                 72
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                      14,753              33,481
                                       ----------          ----------
Net cash used in operating
activities                                (71,816)            (37,394)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                            0                   0
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in loans
payable - bank                                  0              (2,223)
Increase (decrease) in amount
due to related parties                     27,792              31,546

       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Three months       Three months
                                          ending             ending
                                        September 30,      September 30,
                                           2000               1999
                                        ---------           ---------

Proceeds from issuance of
common stock, net                           1,250               7,100
                                        ---------          ----------

Net cash from financing
activities                                 29,042              36,423
                                       ----------          ----------

Effect of exchange rate
changes on cash                            (4,396)                748
                                       ----------          ----------
Net increase (decrease) in
 cash                                     (47,170)               (223)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    48,718               1,100
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           1,548                 877
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF MARCH 31, 2000
                                 (UNAUDITED)

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

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2000.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2000
                              (UNAUDITED)

Note 2. Merger

Under an agreement dated June 10, 1998, ASI Entertainment, Inc. ("ASIEInc.") a new corporation formed on April 29, 1998 under the laws of Delaware, acquired all of the issued and outstanding ordinary shares of capital and ordinary share options of ASI Entertainment Pty. Ltd. in exchange for common stock and common stock options of ASIEInc. Under the terms of the agreement, ASI Entertainment Pty. Ltd.'s shares and options were exchanged at a ratio of one share and one option of ASIEInc. for every eight shares and eight options of ASI Entertainment Pty. Ltd. As a result of the exchange, ASI Entertainment Pty. Ltd. and its wholly owned subsidiary became wholly owned subsidiaries of ASIEInc., and the shareholders of ASI Entertainment Pty. Ltd. became shareholders of approximately 92% of ASIEInc. Generally Accepted Accounting Principles used in the United States require that the Company whose shareholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, the merger was treated as an acquisition of ASIEInc by ASI Entertainment Pty. Ltd., and a recapitalization of ASI Entertainment Pty. Ltd. Accordingly, the Company's financial statements immediately following the acquisition follows: (1) The Balance Sheet consists of ASI Entertainment Pty. Ltd.'s net assets at historical cost and ASIEInc.'s net assets at historical cost, and (2) the Statement of Operations includes ASI Entertainment Pty. Ltd.'s operations for the period presented and ASIEInc.'s operations from the date of acquisition.


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $1,380,000 at September 30, 2000 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2000
                              (UNAUDITED)


Note 4. Issuance of common stock to investors

During the three months ended September 30, 2000, the Company issued 2,500 shares of common stock at $0.50 per share under the terms of a share option agreement. As a result of the issue, the Company has taken up Additional Paid-In Capital of $1,250.

Note 5. Revenue

Pending re-installation in new B-737-800 aircraft, ASI equipment has been removed from six Air Europa B-757-200 aircraft. As a result, no revenue was received by the Company in the fifteen month period to March 31, 2000. ASI is currently in discussions with the airline about re-installation of the equipment and extension of the term of the agreement.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2000 and the Form 10-KSB for the fiscal year ended June 30, 2000.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

No sales were made in the three month period ended September 30, 2000, pending reinstallation of the Company's equipment in new Air Europa aircraft. Similarly no sales were made in the three month period ending September 30, 1999.

The Company had a net loss of $86,569 in the three month period ended September 30, 2000 compared to a net loss of $70,875 in the three month period ended September 30, 1999. Expenses increased from $70,875 in the three months ended September 30, 1999 to $86,569 in the three months ended September 30, 2000 due to higher consulting, engineering and travel expenses, but after lower office expenses, officers' compensation and amortisation and depreciation.

The Company had a foreign currency translation loss of $102,492 for the three months ended September 30, 2000 compared to a foreign currency translation loss of $22,841 for the three month period ended September 30, 1999. As a result, the Company recorded a comprehensive loss of $189,061 for the three month period ended September 30, 2000 compared to a comprehensive loss of $93,716 for the three month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date. The Company has entered into a license fee arrangement with Air Europa providing a fee of $3,625 per calendar month for each ASI-9000 Program installed on its aircraft from the advertising revenues received from that system. If insufficient advertising funds are received to cover the license fee the Company absorbs the shortfall. Air Europa receives any amounts over the $3,625 license fee (after deduction of any direct costs, including payment of commissions, if any, to any media sales representatives). The Company anticipates such revenues to increase as the Company expands the development of its available operations including additional ground communication and other services. During the period from January 1, 1999 to September 30, 2000, Air Europa has been transferring the Company's equipment to different aircraft and no revenues were received. The Company anticipates revenues to recommence on completion of such reinstallation.

The Company's cash and cash equivalents decreased from $48,718 at June 30, 2000, to $1,548 at September 30, 2000, as a result of operating losses.


The Company had a net loss of $86,569 from operating activities for the period July 1, 2000 to September 30, 2000, primarily consisting of compensation to officers, depreciation, amortization and consulting expenses.

The net loss from operating activities for such period was greater than the net loss from operating activities for the period July 1, 1999 to September 30, 1999 primarily as a result of higher consulting, engineering and travel costs.

The Company received no revenues for the three months ending September 30, 2000 as the revenue generated from the Air Europa contract was suspended until the ASI-9000 Programs are reinstalled on different Air Europa aircraft.

The cash flow of the Company from financing activities for the three months ending September 30, 2000 was from the proceeds of issuance of common stock and from increased amounts due to related parties.

The Company had no cash flow from investing activities for the three months ending September 30, 2000.

The Company's marketing plan anticipates that the Company will install and maintain the ASI-9000 and Data3Mail programs on commercial airlines with little or no cost to the airline. The Company will receive revenues from communications and from the sale of the advertising space available on the video and audio programs as well as other forms as developed. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the ASI-9000 and Data3Mail programs possibly before any revenues are received. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The
Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the revenue if the vendor or customer airline provide capital for the equipment.

The Company purchases from ASIT Australia either the CMA-3200 hardware at $25,000 per unit or the ACAMS hardware at $30,000 per unit. The Company subcontracts for the production of the ASI-9000 and Data3Mail integration technology. The cost to the Company for installation of the ASI-9000 or Data3Mail, excluding the hardware, is $5,000 to $10,000 per aircraft.

The Company has no commitments for capital expenditures in the near future. The Company purchases or subcontracts (on an per item basis) for the ASI-9000 and Data3Mail installation integration technology. The Company will need to pay the expenses of the installation of the ASI-9000 and Data3Mail. When the Company enters into contracts for the ASI-9000 and Data3Mail it will contract with ASIT Australia for purchase of the equipment and then contract for the integration technology.

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

On May 12, 2000, ASI announced the release of its Data3Mail system, an in-flight email system with full global coverage based on ASI's existing flight proven hardware and software platform. The core software was developed and tested in conjunction with INMARSAT, COMSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry). The system is cheaper and faster than any other in-flight email system publicized as being in development. Data3Mail sends and receives passenger Emails via the cockpit satellite data link rather than the passenger telephone line. Messages are prioritised so as not to interfere with cockpit communications and charged by the kilobit per transmission. On September 10, 2000, the Company announced the release of a wireless Data3Mail system, an option to the original Data3Mail system.

The Company will not proceed at this time with the previously announced acquisition of Hatfield Aviation, Inc. ("Hatfield"), as the Company and Hatfield were unable to re-negotiate the terms of the agreement.
Discussions with Hatfield are continuing.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             11/15/2000





By:    /s/
Philip A.  Shiels             Principal Financial Officer        11/15/2000

                                    and Director





By:    /s/
Graham O. Chappell                Director                       11/15/2000