Form 10QSB
period 2000-12-31
ASI ENTERTAINMENT INC
filed 2001-02-15
CIK 1067873

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

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2000


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,344,587

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........    .......................9

PART II:    OTHER INFORMATION..........................................11

Item 1.  Legal Proceedings.............................................11

Item 2.  Changes in Securities and Use of Proceeds.....................11

Item 3.  Defaults Upon Senior Securities...............................11

Item 4.  Submission of Matters to a Vote of Security Holders............11

Item 5.  Other Information..............................................11

Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES..............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $       6,608
Other receivables                                                      41,000
                                                                 ------------
Total Current Assets                                                   47,608
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           931,208
Investments in media rights, net                                       99,478
                                                                 ------------
Total Non Current Assets                                            1,030,686
                                                                 ------------
TOTAL ASSETS                                                    $   1,078,294
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  14,740
Due to related parties                                                132,893
                                                                 ------------
Total Liabilities                                                     147,633
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 6,344,587 shares issued
 and outstanding                                                          634
Additional paid-in capital                                          3,617,583
Additional paid-in capital - discount on shares                      (745,470)
Accumulated deficit                                                (1,564,088)
Accumulated other comprehensive loss                                 (377,998)
                                                                   ----------
Total Stockholders' Equity                                            930,661
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,078,294
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three        Six        Three       Six
                                   months      months      months      months
                                   ending      ending      ending      ending
                                  December    December    December    December
                                 31,  2000   31,  2000   31,  1999   31,  1999
                                 ---------   ---------   ---------   ---------
REVENUES                                 0           0           0           0
Cost of sales                            0           0           0           0
                                 ---------   ---------   ---------   ---------
Gross Profit                             0           0           0           0
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              6,184       9,716      14,288      17,324
Advertising and promotion              600       1,145           0           0
Amortisation                        13,475      27,735      16,400      32,650
Banking                                 42         112         264         399
Consulting expense                 115,117     139,309           0           0
Convention expenses                    983       1,011           0           0
Corporate Administration               428         660       1,365       1,365
Depreciation                        14,486      29,261      17,318      34,477
Directors fees                           0           0       3,000       6,000
Engineering                          2,093       5,929           0           0
Interest                                 0           0         927       1,851
Marketing expense                      650         843           0           0
Officers' compensation              18,477      37,485      21,648      43,098
Other employee compensation          8,399       8,399       3,936       7,836
Office expenses, rent and
 Utilities                           2,842       3,809       4,537       8,537
Professional fees                        0           0       3,280       3,280
Travel                                   0       4,329         689       1,709
                                 ---------   ---------   ---------   ---------
Total Expenses                     183,776     269,743      87,652     158,526
                                 ---------   ---------   ---------   ---------
NET LOSS                         $(183,776)  $(269,743)  $ (87,652)  $(158,526)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                     23,727     (79,367)     13,114      (9,728)
                                 ---------   ---------   ---------   ---------
COMPREHENSIVE LOSS              $ (160,049)  $(349,110)  $ (74,538)  $(168,254)
                                ==========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                      6,344,587   6,294,587   5,754,337   5,754,337
                                 =========   =========   =========   =========
Net Loss per common share
 and equivalents                 $  (0.029)  $  (0.043)  $  (0.015)  $ (0.0275)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                        Six months        Six months
                                          ending             ending
                                       December 31,       December 31,
                                           2000               1999
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                             $   (269,743)       $   (158,526)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                               29,261              34,477
Amortisation                               27,735              32,650
Compensatory stock issuances              100,000                   0

Changes in operating assets
and liabilities:
(Increase) decrease in:
Other Receivables                           2,975                   0

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (6,139)             12,333
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                     153,832              79,460
                                       ----------          ----------
Net cash used in operating
activities                               (115,911)            (79,066)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                            0                   0
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in loans
payable - bank                                  0             (32,956)
Increase (decrease) in amount
due to related parties                     78,777              46,817

       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Six months       Six months
                                          ending             ending
                                        December 31,      December 31,
                                           2000               1999
                                        ---------           ---------

Proceeds from issuance of
common stock, net                           1,250              64,000

Recipts of subscriptions
Receivable                                      0              16,850

                                        ---------          ----------

Net cash from financing
activities                                 80,027              94,711
                                       ----------          ----------

Effect of exchange rate
changes on cash                            (6,226)              1,305
                                       ----------          ----------
Net increase (decrease) in
 cash                                     (42,110)             16,950
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    48,718               1,100
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $    6,608          $   18,050
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2000
                                 (UNAUDITED)

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF DECEMBER 31, 2000
                              (UNAUDITED)

Note 2. Acquisition

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


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $1,564,000 at December 31, 2000 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF DECEMBER 31, 2000
                              (UNAUDITED)


Note 4. Issuance of common stock to investors

The Company has issued 100,000 shares of common stock at $1.00 per share in exchange for consulting services. As a result of the issue, the Company has taken up Additional Paid-In Capital of $99,990.

Note 5. Revenue

ASI has not received any revenue for the past two year period under its agreement with Air Europa following removal of ASI equipment from six Air Europa B-757-200 aircraft. While the airline has requested an extension of the term of the agreement, renewal will be subject to completion of satisfactory discussions expected to be held with the management of Air Europa in March, 2001.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2000 and the Form 10-KSB for the fiscal year ended June 30, 2000.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

No sales were made in the three month period ended December 31, 2000. Similarly no sales were made in the three month period ending December 31, 1999.

The Company had a net loss of $183,776 in the three month period ended December 31, 2000 compared to a net loss of $87,652 in the three month period ended December 31, 1999. Expenses increased from $87,652 in the three months ended December 31, 1999 to $183,776 in the three months ended December 31, 2000 due to higher consulting and other employee compensation, but after lower office expenses, accounting and auditing, directors' fees, amortisation and depreciation.

The Company had a foreign currency translation gain of $23,727 for the three months ended December 31, 2000 compared to a foreign currency translation gain of $13,114 for the three month period ended December 31, 1999. As a result, the Company recorded a comprehensive loss of $160,049 for the three month period ended December 31, 2000 compared to a comprehensive loss of $74,538 for the three month period ended December 31, 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER
31, 1999

No sales were made in the six month period ended December 31, 2000. Similarly no sales were made in the six month period ending December 31, 1999.

In the six month period ended December 31, 2000, the Company had a loss of $269,743 compared to a loss of $158,526 in the six month period ended December 31, 1999. As for the three month period, the loss for the six month period to December 31, 2000 was due to major expense items of amortization, depreciation, consulting fees and officers' compensation. The increased loss was due mainly to consulting expenses. The Company had a foreign currency translation loss of $79,367 for the six month period to December 31, 2000 giving a comprehensive loss of $349,110. In comparison, for the six month period to December 31, 1999 the Company had a foreign currency translation loss of $9,728 and a comprehensive loss of $168,254.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $48,718 at July 1, 2000, to $6,608 at December 31, 2000, as a result of operating losses, but has been partly offset by increased amounts due to related parties and decreased other receivables.

The Company had a net loss of $183,776 from operating activities for the period October 1, 2000 to December 31, 2000, and a net loss of $269,743 for the period July 1, 2000 to December 31, 2000 primarily consisting in both periods of compensation to officers, depreciation, amortization and consulting expenses.

The Company received no revenues for the three months ending December 31, 2000 as the revenue generated from the ASI-9000 Program with Air Europa was suspended.

The cash flow of the Company from financing activities for the three months ending December 31, 2000 was from increased amounts due to related parties.

The Company had no cash flow from investing activities for the three months ending December 31, 2000.

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

The Company subcontracts for the production of the ASI-9000 and Data3Mail equipment and integration technology. The cost to the Company for installation of the ASI-9000 or Data3Mail, excluding the hardware, is $5,000 to $10,000 per aircraft.

The Company has no commitments for capital expenditures in the near future. The Company purchases or subcontracts (on an per item basis) for the ASI-9000 and Data3Mail installation integration technology. The Company will need to pay the expenses of the installation of the ASI-9000 and Data3Mail.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

ASI has completed its obligations under the Heads of Agreement with AirTV Limited, a company which is developing a global satellite television system that interfaces with existing in-flight entertainment systems on board aircraft to provide direct television programming, and as a result Mr Ron Chapman, the CEO of ASI, has been engaged to implement AirTV's airline internet strategy. This will generate revenue for ASI in the first quarter of 2001.

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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             02/15/2001





By:    /s/
Philip A.  Shiels             Principal Financial Officer        02/15/2001

                                    and Director





By:    /s/
Graham O. Chappell                Director                       02/15/2001