Form 10QSB
period 2001-03-31
ASI ENTERTAINMENT INC
filed 2001-05-15
CIK 1067873

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

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2001


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

                              (613) 9437 1233
                      (Issuer's telephone number)

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

                    FOR THE QUARTER ENDED MARCH 31, 2001

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

Item 5.  Other Information..............................................11

Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES..............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF MARCH 31, 2001
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $       3,665
Other receivables                                                      41,607
                                                                 ------------
Total Current Assets                                                   45,272
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           794,912
Investments in media rights, net                                       74,166
                                                                 ------------
Total Non Current Assets                                              869,078
                                                                 ------------
TOTAL ASSETS                                                    $     914,350
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  13,431
Due to related parties                                                150,771
                                                                 ------------
Total Liabilities                                                     164,202
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 6,344,587 shares issued
 and outstanding                                                          634
Additional paid-in capital                                          3,617,583
Additional paid-in capital - discount on shares                      (745,470)
Accumulated deficit                                                (1,618,401)
Accumulated other comprehensive loss                                 (504,198)
                                                                   ----------
Total Stockholders' Equity                                            750,148
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     914,350
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three       Nine        Three       Nine
                                   months     months       months      months
                                   ending     ending       ending      ending
                                  March       March        March       March
                                 31,  2001   31,  2001   31,  2000   31,  2000
                                 ---------   ---------   ---------   ---------
REVENUES                            16,189      16,641           0           0
Cost of sales                            0           0           0           0
                                 ---------   ---------   ---------   ---------
Gross Profit                        16,188      16,641           0           0
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              1,711      11,386       3,765      21,089
Advertising and promotion              100       1,238       2,277       2,277
Amortisation                        13,312      41,055      15,675      48,325
Banking                                 43         154         531         930
Consulting expense                  20,403     159,713      20,798      20,798
Convention expenses                      0         998           0           0
Corporate Administration             1,078       1,738       1,230       2,595
Depreciation                        14,311      43,588      16,552      51,029
Directors fees                           0           0       3,260       9,260
Engineering                            214       6,070       6,067       6,067
Interest                                 0           0           0       1,851
Marketing expense                        0         194           0           0
Officers' compensation              16,032      53,516      20,691      63,789
Other employee compensation              0       8,399       3,762      11,598
Office expenses, rent and
 Utilities                           1,002       4,790      11,959      20,496
Professional fees                        0         650      14,264      17,544
Travel                               2,295       6,631       4,498       6,207
                                 ---------   ---------   ---------   ---------
Total Expenses                      70,501     340,120     125,329     283,855
                                 ---------   ---------   ---------   ---------
NET LOSS                         $ (54,313)  $(323,479)  $(125,329)  $(283,855)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                   (126,198)   (204,968)   (113,745)   (123,473)
                                 ---------   ---------   ---------   ---------
COMPREHENSIVE LOSS              $ (180,511)  $(528,447) $ (239,074)  $(407,328)
                                ==========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                      6,344,587   6,319,587   5,890,004   5,797,179
                                 =========   =========   =========   =========
Net Loss per common share
 and equivalents                 $  (0.009)  $  (0.051)  $  (0.021)  $  (0.049)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                        Nine months        Nine months
                                          ending             ending
                                        March 31,           March 31,
                                           2001               2000
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                             $   (323,479)       $   (283,855)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                               43,588              50,480
Amortisation                               41,055              47,805
Compensatory stock issuances              100,000              15,625

Changes in operating assets
and liabilities:
(Increase) decrease in:
Other Receivables                           2,368               9,602

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (7,448)              1,594
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                     179,563             125,106
                                       ----------          ----------
Net cash used in operating
activities                               (143,916)            (158,749)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                            0                   0
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in loans
payable - bank                                  0             (32,956)
Increase (decrease) in amount
due to related parties                     96,654              35,368

       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Nine months        Nine months
                                          ending             ending
                                        March 31,           March 31,
                                           2001               2000
                                        ---------           ---------

Proceeds from issuance of
common stock, net                           1,250              394,321

Recipts of subscriptions
Receivable                                      0                    0

                                        ---------          ----------

Net cash from financing
activities                                 97,904             396,733
                                         ----------          ----------

Effect of exchange rate
changes on cash                               959              (4,922)
                                       ----------          ----------
Net increase (decrease) in
 cash                                     (45,053)            233,062
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    48,718               1,100
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $    3,665          $   234,162
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF MARCH 31, 2001
                                 (UNAUDITED)

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2001
                              (UNAUDITED)

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


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $1,618,000 at March 31, 2001 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2001
                              (UNAUDITED)


Note 5. Revenue

ASI's agreement with Air Europa of Spain has been completed. ASI will receive payment of approximately $142,000 for equipment purchased by Air Europa in the June 2001 quarter.

As noted in previous reports, ASI has completed its obligations under the Heads of Agreement with AirTV Limited, a company which is developing a global satellite television system that interfaces with existing in-flight entertainment systems on board aircraft to provide direct television programming, and as a result Mr Ron Chapman, the CEO of ASI, has been engaged to implement AirTV's airline internet strategy. Under this arrangement, ASI received consulting revenue of $16,000 in the March quarter.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March
31, 2001 and the Form 10-KSB for the fiscal year ended June 30, 2000.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH
31, 2000

Revenue increased from $0 to $16,189 in the three month period ended March 31, 2001. No sales were made in the comparable three month period ending March 31, 2000.

The Company had a net loss of $54,313 in the three month period ended March 31, 2001 compared to a net loss of $125,329 in the three month period ended March 31, 2000. Expenses decreased from $125,329 in the three months ended March 31, 2000 to $70,501 in the three months ended March 31, 2001 due to lower accounting and auditing, engineering, office expenses and professional fees.

The Company had a foreign currency translation loss of $126,198 for the three months ended March 31, 2001 compared to a foreign currency translation loss of $113,745 for the three month period ended March 31, 2000. As a result, the Company recorded a comprehensive loss of $180,511 for the three month period ended March 31, 2001 compared to a comprehensive loss of $239,074 for the three month period ended March 31, 2000.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH
31, 2000

Sales of $16,641 were made in the nine month period ended March 31, 2001. No sales were made in the nine month period ending March 31, 2000.

In the nine month period ended March 31, 2001, the Company had a loss of $323,479 compared to a loss of $283,855 in the nine month period ended March 31, 2000. The loss for the nine month period to March 31, 2001 was due to major expense items of amortization, depreciation, consulting fees and officers' compensation. The increased loss was due mainly to higher consulting expenses. The Company had a foreign currency translation loss of $204,968 for the nine month period to March 31, 2001 giving a comprehensive loss of $528,447. In comparison, for the nine month period to March 31, 2000 the Company had a foreign currency translation loss of $123,473 and a comprehensive loss of $407,328.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $48,718 at July 1, 2000, to $3,665 at March 31, 2001, as a result of operating losses, but has been partly offset by increased amounts due to related parties and decreased other receivables.

The Company incurred a net loss of $323,479 from operating activities for the period for the period July 1, 2000 to March 31, 2001 primarily due to compensation to officers, depreciation, amortization and consulting expenses.

The Company received revenues of $16,641 for the nine months ending March 31, 2001 under consulting arrangements with AirTV.

The cash flow of the Company from financing activities for the nine months ending March 31, 2001 was from increased amounts due to related parties.

The Company had no cash flow from investing activities for the nine months ending March 31, 2001.

The Company's marketing plan anticipates that the Company will install and maintain the ASI-9000 and Data3Mail programs on commercial airlines with little or no cost to the airline. The Company will receive revenues from communications and from the sale of the advertising space available on the video and audio programs as well as other forms as developed. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the ASI-9000 and Data3Mail programs possibly before any revenues are received. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the revenue if the vendor or customer airline provide capital for the equipment. The Company subcontracts the production of the ASI-9000 and Data3Mail equipment and integration technology. The cost to the Company for installation of the ASI-9000 or Data3Mail, excluding the hardware, is $5,000 to $10,000 per aircraft. The Company will need to pay the expenses of the installation of the ASI-9000 and Data3Mail.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 14, 2001, ASI signed a Heads of Agreement to acquire the marketing and manufacturing rights to the Securetag RFID tracking system for North and South America and Europe. When completed, the acquisition will be satisfied with the issue of shares of ASI's common stock. The Securetag business is synergistic with ASI's because the use of communication technologies and the investment will give ASI the opportunity to develop the Securetag product for the aviation industry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             05/15/2001





By:    /s/
Philip A.  Shiels             Principal Financial Officer        05/15/2001

                                    and Director





By:    /s/
Graham O. Chappell                Director                       05/15/2001