Form 10KSB
period 2001-06-30
ASI ENTERTAINMENT INC
filed 2001-10-12
CIK 1067873

FILER:

COMPANY DATA:
COMPANY CONFORMED NAME:                  ASI ENTERTAINMENT INC
CENTRAL INDEX KEY:                       0001067873
STANDARD INDUSTRIAL CLASSIFICATION:      [3728
IRS NUMBER:                              522101695
STATE OF INCORPORATION:                  DE
FISCAL YEAR END:                         0630
</COMPANY-DATA>

		FILING VALUES:
			FORM TYPE:		10KSB
			SEC ACT:
			SEC FILE NUMBER:	000-27881
			FILM NUMBER:	740008
</FILING-VALUES>

			BUSINESS ADDRESS:
				STREET 1:		15200 EAST GIRARD AVENUE STE 212
				STREET 2:		STE 3000
				CITY:			AURORA
				STATE:		CO
				ZIP:			80014
				BUSINESS PHONE:	970-881-3573
</BUSINESS-ADDRESS>

				MAIL ADDRESS:
					STREET 1:		79 TAMNI RD
					STREET 2:
					CITY:			RED FEATHER LAKES
					STATE:		CO
					ZIP:			80545
</MAIL-ADDRESS>
</FILER>
</SEC-HEADER>
<SEQUENCE>1
<FILENAME>ksb10-05.txt


CONFORMED SUBMISSION TYPE:	10KSB
PUBLIC DOCUMENT COUNT:		1
CONFORMED PERIOD OF REPORT:	20010630
FILED AS OF DATE:			20011012
FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			ASI ENTERTAINMENT INC
		CENTRAL INDEX KEY:			0001067873
		STANDARD INDUSTRIAL CLASSIFICATION:	AIRCRAFT PART & AUXILIARY EQUIPMENT
                                             NEC [3728]
		IRS NUMBER:				522101695
		STATE OF INCORPORATION:		DE
		FISCAL YEAR END:			0630

	FILING VALUES:
		FORM TYPE:		10KSB
		SEC ACT:
		SEC FILE NUMBER:	000-27881
		FILM NUMBER:	99766951

	BUSINESS ADDRESS:
		STREET 1:		15200 EAST GIRARD AVENUE
		STREET 2:		STE 3000
		CITY:			AURORA
		STATE:		CO
		ZIP:			80014
		BUSINESS PHONE:	970 881 3573

	MAIL ADDRESS:
		STREET 1:		79 TAMI ROAD
		STREET 2:
		CITY:			RED FEATHER LAKES
		STATE:		CO
		ZIP:			80545



===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended June 30, 2001

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

        For the transition period from ___________ to ___________

                         Commission file number 0-27881

                             ASI ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-2101695
----------------------------------           ----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                          Ronald J. Chapman, President
                             Suite 2, 1601 Main Road
                       Research, Victoria, 3095 Australia
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 613 9437 1233
                           --------------------------
                           Issuer's Telephone Number:

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

State issuer's revenues for its most recent fiscal year.   $232,588

===============================================================================

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at June 30, 2001;

Common Stock, par value $.0001 per share                   6,344,587
                                                -----------------------------
Documents incorporated by reference:        None

10KSB

PART I........................................................................2

ITEM 1. DESCRIPTION OF BUSINESS...............................................2

ITEM 2. DESCRIPTION OF PROPERTY..............................................11

ITEM 3. LEGAL PROCEEDINGS....................................................11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

PART II. ....................................................................11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............11

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12

ITEM 7. FINANCIAL STATEMENTS.................................................14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE.....................................................15

PART III.....................................................................15

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.........................15

ITEM 10. EXECUTIVE COMPENSATION.. ...........................................16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................20

EXHIBIT 10.1                                                                 22


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

ASI Entertainment Pty. Ltd. was incorporated in Australia in 1993 as a subsidiary of ASIT Australia until 1996 when it became an independent corporation through a corporate restructuring. ASI Entertainment, Inc. (the "Company" was incorporated in the state of Delaware on April 29, 1998. In order to change its status of incorporation, in July, 1998, ASI Entertainment, Inc. (Delaware) acquired all the outstanding stock of ASI Entertainment Pty. Ltd., in exchange for 5,293,990 shares of its Common Stock. ASI Entertainment Pty. Ltd. purchased the ASI-9000 Program from ASIT Australia and the Company will acquire the ACAMS (Aircraft Communication and Mail Server) hardware from ASIT Australia. The Company subcontracts the production, installation and maintenance of the ASI-9000 and Data3Mail. ASI Entertainment, Inc. (Delaware) has three wholly-owned subsidiaries, ASI Entertainment Pty. Ltd., ASI Media Pty. Ltd. (an Australian corporation), and ASI Technologies, Inc. (a Delaware corporation). Certain of the officers, directors and shareholders of the Company are the officers, directors and shareholders of ASIT Australia.

The Company has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The main offices of the Company are located at Suite 2, 1601 Main Road, Research, Victoria, 3095 Australia and its telephone number is 61-3-9437-1233 and its fax number is 61-3-9437-1299. The United States offices of the Company are located at 15200 East Girard Avenue, Suite 3000 Aurora, Colorado 80014.

BUSINESS

1. Overview

During the last decade, a new era in airline passenger entertainment has evolved. A personal video screen at each seat is becoming a standard and an Official Airline Guide survey of 3000 frequent travelers found that 60 per cent of business travelers used a laptop computer during flights.

With laptop computers now common place, the next wave will be the Internet and Email. It is in the area of passenger data communications that ASI has developed a unique reputation.

ASI has spent a decade developing its expertise and reputation in both software development and airline industry technologies, as a pioneer of passenger data communications. The core of ASI's intellectual property is software which has evolved over years of flight-testing and commercial operation. The hardware platform is also unique as it enabled ASI to pioneer the passenger data link with major international airlines and was used as the development platform by INMARSAT, the monopoly satellite service provider for aircraft.

The opportunity now exists for ASI to capitalize on the airline communications and entertainment markets with two unique programs designated Data3Mail and ASI-9000.

In August 2001, ASI also acquired the marketing and manufacturing rights of the SecurEtag package tracking technology. The rights cover both North and South America and Europe.

2. Data3Mail

Data3Mail, is based on ASI's existing flight proven software and hardware Platform. The ACAMS which has been developed and tested in conjunction with INMARSAT, COMSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry).

With the Data3Mail system onboard, passengers can access their email via their laptop computers without the need for airlines providing wired networks into each seat to accommodate the system. The only item required by the passenger is a Data3Mail smart card, which is inserted into their laptop's PCMCIA slot to automatically initialize the Data3Mail program.

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

    2. ASI also has a wireless smart card system under development that will allow, the passengers to gains access to the ACAMS (mail server) via a wireless network from their seats. With the interface in place, the system automatically transmits the email and sends a request to upload the passenger's incoming email.

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

4. Securetag

The SecurEtag system integrates radio frequency identification (RFID), global positioning system (GPS) and cellular technologies (GSM/CDMA) to facilitate the tracking and location of packages in either mobile or warehouse environments. SecurEtag's unique beam steering technology allows multiple low costs passive tags to be detected in the field, without the need for batteries or complicated anti-collision protocols, which increase the cost of the tag and decrease the reading range.

5.  PRODUCTS

5.1  ACAMS
The ACAMS System is supplied in several configurations depending on the program requirements and consists of the following components:
- - Touch Screen Display
- - Fully self contained 19.5 inch rack Mount
- - Credit card Reader and PCMCIA Slots
- - Interfaces to all major IFE, ACARS and SATCOM vendors
- - Fully customized Microsoft compatible software with touch screen user interface

The ACAMS system is fully self-contained and comprises three Line Replaceable Units 'LRU";
- - Control Display Unit (CDU)
- - A Hard Drive Unit (HDU), or optional wireless access point.
- - An Optional Accessories Unit (OAU)

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

5.2  Computer Video Interface (CVI)

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

5.3  Mail Server

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

6.  Target Markets

ASI has developed a multi tiered marketing strategy for the Data3mail and ASI-9000 programs that provide the opportunity to generate revenue in three target markets within the airline industry.

Offering the ASI-9000 program to small to medium sized airlines creates revenue streams in the supply of relevant equipment, the selling of advertising space and the commissions received from goods and services ordered by passengers whilst in flight.

With the latest development of its cost efficient Email service, Data3Mail, ASI is able to market its services, through strategic alliances, to major airlines around the world. These major airlines, as well as some of the smaller airlines, posses the ability through existing data ports, to allow ASI to provide Data3Mail simply and cost efficiently.

ASI's competitors in this area, are promoting similar services that will entail extensive and expensive installations for airlines and high service costs to the passenger.

Once ASI has established Data3Mail onboard there is the potential to provide the ASI-9000 Program to these major airlines, creating an additional revenue stream for both ASI and the airline.

Major industry service providers such as COMSAT, INMARSAT, SITA and AirTV will also be able to utilize the connecting bridge created by ASI's software, allowing them to make more productive use of the bandwidth, which they provide to the airlines via their satellite networks.

The Securetag program will be set up first on a trial basis with a transport company to identify and meet the technical and commercial requirements of the North American market. Once this initial stage is completed, the company will be able to move to a commercial implementation program, probably on a state by state basis. The target market for the technology will be companies handling high value and important parcels and are in markets where a premium price can be charged for the Securetag service. As the market develops and the cost of the components decreases, the broader freight market will be more viable for the Securetag product.

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

Prior to certification and approval, the manufacturer must demonstrate that the system has been designed and manufactured and complies with the appropriate aviation standards, namely DO160 for hardware and DO178 for software.

Following this step, the system must be installed on an aircraft and tested, including an in-flight test. The Company has received certification for the ASI-9000 Program on Air Europa aircraft utilizing the CMA-3200 Multi Media Computer platform. The ACAMS has been flight tested and installed on Boeing 747-400 and Boeing 767-300 aircraft. The CMA-3200 has been flight tested and installed on the Boeing 737-300, 757-200 and the McDonnell-Douglas DC-9-30 and MD-82. A second version of the ACAMS, incorporating Data3Mail, is currently undergoing certification process to achieve the FAA approval for use on commercial aircraft. The Company anticipates certification approval for the ACAMS and is prepared to make whatever modifications are required to obtain such approval.

The company will need to invest substantial funds to package and certify the SecurEtag system to meet the requirements of the Federal Communications Commission ("FCC"). In the interim a development platform can be established under FCC approval which will facilitate the marketing program.

PRODUCT DEVELOPMENT

Prior to the company acquiring the intellectual property, ASIT Australia had spent approximately A$5,000,000 developing the ASI program. The company has subsequently invested a further $1,000,000 in developing the latest product offering. The technology behind the Company's Programs evolved from a data link aviation communications system, designated the Airline Communications and Management System ("ACAMS") developed by ASIT Australia in conjunction with Qantas Airways and Swissair. The development of the technology was sponsored by Qantas Airways which required both an interface which would allow the crew to communicate through the aircraft's satellite and radio communications data link and an interface between the ACAMS datalink and the aircraft's video systems. This interface evolved into the ASI-9000 computer video.

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

The Data3Mail service is the next level of development to the existing flight proven capabilities of the ACAMS communication link. ASI is actively promoting the Data3mail service in conjunction with marketing AirTV.

The Securetag technology was developed to address the high rate of loss through theft in the freight industry. The license to the Securetag technology was acquired to expand the operating base of ASI and to develop further in the area of communications technologies. Apart from the freight industry, ASI believes there will be applications for the Securetag technology in the aviation industry through the tracking of packages and other objects both in the aircraft environment and the support services environment.

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


Air Europa Project. The Company acquired the CMA-3200 from ASIT Australia for an aggregate of A$527,980 and installed nine CMA-3200 units on aircraft operated by Air Europa. From July 1, 1997 to June 30, 2001, the Company received approximately $81,076 in revenues generated from the equipment on the Air Europa aircraft. The company obtained several major advertisers on the Air Europa aircraft systems before the program was suspended, pending re-installation of the equipment in the airline's replacement 737-800 aircraft. The company has subsequent negotiated the successful completion of the Air Europa contract with the sale of several systems and a final payment of US$140,000.

The company is in the process of installing a Data3mail program on Saudi Arabian airlines as part of an AirTV development program. Under the program AirTV is paying for the certification and installation of the system. In addition AirTV is paying ASI a monthly fee to manage the overall Email/Internet development program. It is expected, that the successful installation should lead to additional installations on new AirTV customer airlines.

SALES AND PRICING

The Company sells both the ASI-9000 and Data3Mail programs under Supply and License Agreements under which ASI supplies equipment at little or no cost to the airlines, in exchange for a share of the revenue generated from the equipment and services. The ASI-9000 marketing is based on selling advertising on the programs run on the ASI equipment The Company believes that the revenue can be enhanced when the Data3mail communication link is installed, allowing passengers to purchase goods and services being promoted via the ACAMS.

ASI will generate revenue from Data3Mail programs by charging passengers per kilobit of data transmitted over the air-to-ground link.

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

While the Company is still formulating the marketing plan for Securetag, it expects to be able to generate revenue either from the sale of RFID tags, through the management of a loss prevention or detection programs, or from a combination of both.

OPERATIONS AND SUPPLIERS

The Company has two offices: an office in Melbourne, Australia and one in Denver, Colorado. The Company's core component of the ASI-9000 and Data3Mail, the ACAMS Cabin Terminal, has been manufactured to date by ASIT Australia and Philips Defence Systems Group. In future the Company anticipates that it will outsource the production of its equipment or will modify equipment from a suitable aviation certified manufacturer. The PC smart cards used for the Data3Mail programs will be outsourced and manufactured to meet the certification requirements of ASI.

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

Similarly, the Company will outsource the manufacture and supply of all equipment and components required for the Securetag program.

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

CUSTOMERS

The company currently provides services to AirTV Limited, a company which is developing a global satellite television system that interfaces with existing in-flight entertainment systems on board aircraft to provide direct television programming and internet delivery services. The Company is providing AirTV with technical marketing services and onboard system integration and airline program management for an Email/Internet service to be offered tO AirTV's customer airlines.


The company has negotiated the successful completion of the Air Europa contract with the sale of several systems and a final payment of US$140,000.

COMPETITION

With the ASI-9000 program, the Company competes for both advertising space and provision of equipment to airlines. The Company believes that it operates in a market niche where there are no other companies providing both the same product with a similar price structure. The Company believes, however, that the market for technologically advanced in-flight entertainment and communications systems is emerging and that competition to provide such services to the airlines will be intense. The Company is aware of several other companies that provide systems that compete with the ASI-9000 Program, some of which have been installed on aircraft. Most of these competitors have substantially greater financial and other resources than the Company and, accordingly, may have a significant competitive advantage over the Company. The Company's principal competitors include Hughes Avicom International, Inc. and Sony Trans Com (both acquired by Rockwell Collins), Matsushita Avionics Systems Corporation and Thompson-CSF Sextant. The Company is also aware of several other companies that are developing in-flight entertainment systems or seeking joint ventures in the field.

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

For Data3Mail, airlines and their passengers have identified Email as a service which is becoming increasingly desirable. As a result, a number of companies are offering internet portal services, most still in the development stage.
In comparison to most, ASI's Data3Mail utilizes the satellite data link which is cheaper and faster than alternate products using the airborne telephone connection (not ideally designed for data communication links). Given the potential size of the market for Email access in commercial passenger aircraft, ASI expects there will be continued competition for ASI's products. Over the past couple of years, a number of companies have emerged, offering a range of hardware, software and Email infrastructure products and services that may compete with the products and services offered by ASI.

The main competition for the Securetag technology will come from bar-coding technologies as well as new developments in RFID technologies. The increasing rate of theft and the demand of freight customers to know the status of goods they have shipped will increase demand for technology similar to and that would compete with the Securetag technology. Another competitive factor to determine the success of Securetag will be the time it takes ASI to develop a market for the product and the alternate products that are developed in that time.

There is no assurance that the Company's competitors will not offer services similar to the Company's with a similar business plan. Nor is there an assurance that passengers and airlines will not demand more technologically advanced communication and entertainment products or that the Company will be able to compete with other more established sources for advertising. Similarly, there can be no assurances that other tagging technologies will be developed that will compete with the Securetag technology.

EMPLOYEES

The Company is managed by Ronald Chapman in his capacity as President and Chief Executive Officer and Philip Shiels in his capacity as Executive Director and Chief Financial Officer. The Company currently has no employees, but engages sub-contractors when additional resources are required.

INDUSTRY OVERVIEW

The impact of the latest events in the USA will obviously have a dramatic effect on the airline industry. If new aircraft deliveries are reduced and passenger load factors decreased, it may see the airline industry look to upgrading existing aircraft rather than buying new aircraft. While both Boeing and Airbus are revising delivery forecasts the real impact will only be determined after the airline industry has adjusted to this new environment. At this stage the company's target market has seen minimal change and following the recent World Airline Entertainment Associations annual conference held in Brisbane, Australia, Sept. 11-14 (www.waea.org) interest in Data3mail has remained high.

In regard to SecurEtag, security and tracking of packages was already starting to become a higher priority in the transport industry. With the latest events we may see increased security requirements which can only be addressed by RFID tracking technology.


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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 10,525,934 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the

Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.
Quarter Ended                                    Common Stock
                                               High         Low
March 31, 2000                                $1.25        $1.25
June 30, 2000                                 $1.00        $1.81
September 30,2000                             $1.50        $0.63
December 31, 2000                             $0.63        $0.28
March 31, 2001                                $0.53        $0.50
June 30, 2001                                 $0.51        $0.51

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company is a development stage company formed to offer to commercial airlines its ASI-9000 and Data3Mail Programs which provide passenger and crew communications, passenger information and entertainment, and value-added services tailored to its respective airline customers' requests. It has recently secured the rights to the Securetag technology to expand its operating base in communications technologies.

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

RESULTS AND PLAN OF OPERATIONS

The Company has incurred losses from operations. The Company had accumulated losses from inception to June 30, 2001 of $2,091,119. Major components of the loss includes depreciation and amortisation charges, offering costs, consulting and management fees and foreign currency translation losses. The Company may be required to make significant additional expenditures in connection with the development of the ASI-9000, Data3Mail and Securetag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

The Company intends to use future revenues, if any, for the purchase of equipment for its ASI-9000, Data3mail and Securetag programs and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

The Company received revenue of $232,588 for the year ending June 30, 2001, compared to no revenue for the year ended June 30, 2000.

Net losses decreased from $484,349 in the twelve month period ending June 30, 2000, to $254,373 for the twelve month period ending June 30, 2001, as a result of revenue generated and a small decrease of expenses. Expenses decreased from $484,349 for the twelve month period ending June 30, 2000 to $465,843 for the twelve month period ending June 30, 2001.

The Company had a foreign currency translation loss of $171,769 for the twelve month period ending June 30, 2001, compared to a foreign currency translation loss of $120,909 for the twelve month period ending June 30, 2000. As a result, the Company recorded a comprehensive loss of $426,142 for the twelve months ended June 30, 2001, compared to a comprehensive loss of $605,258 for the twelve months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date. The Company has received revenue totaling $232,588 from its arrangements with Air Europa and AirTV during the fiscal year ended June 30, 2001.

The Company's cash and cash equivalents increased from $48,718 at June 30, 2000 to $231,706 at June 30, 2001 primarily as a result of loans from related parties and subscriptions received for the Company's securities.

The Company had a net loss of $254,373 from operating activities for the period July 1, 2000 to June 30, 2001, primarily consisting of compensation to officers, consulting and professional fees, depreciation and amortization. The net loss from operating activities for such period was less than the net loss from operating activities for the period July 1, 1999 to June 30, 2000 primarily as a result of revenue from AirTV and equipment sales and an overall decline of expenses. . The Company's revenue for the twelve months ending June 30, 2001 was $232,588, compared to nil in the twelve month period to June 30,2000.

The cash flow of the Company from financing activities for the twelve months ending June 30, 1999 was from the receipt subscriptions for capital and loans from related parties.

The Company's marketing plan anticipates that the Company will install and maintain the ASI-9000 and Data3Mail programs on commercial airlines with little or no cost to the airline. The Company will receive revenues data communications and from the sale of advertising space available on the video and audio programs as well as other forms as developed. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the ASI-9000 and Data3Mail programs possibly before any revenues are received. Additional funding will also be required for the certification of the SecurEtag system. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provide capital for the equipment.

The Company has no commitments for capital expenditures in the near future.

GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty Ltd., ("ASIE") an Australian corporation. ASIE has accumulated losses of approximately $915,000 at June
30, 2001 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to Continue as a going concern subsequent to the acquisition, and if substantial Additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customers, revenue sharing arrangements by which the Company will share the revenue if the vendor or customers provides capital for the equipment. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

ASI ENTERTAINMENT, INC.

CONSOLIDATED
FINANCIAL STATEMENTS

June 30, 2000 & 2001

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

                         Ronald R. Chadwick, P.C.
                        Certified Public Accountant
                           2851 South Parker Road
                                Suite 720
                         Aurora, Colorado  80014
                           Phone (303)306-1967
                            Fax (303)306-1944

                      INDEPENDENT AUDITOR'S REPORT

Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of ASI Entertainment, Inc. as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                              /S/Ronald R. Chadwick, P.C.
September 20, 2001                             RONALD R. CHADWICK, P.C.

                           ASI ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                                June 30, 2001

                                  ASSETS

Current assets
      Cash                                                    $   231,706
      Accounts receivable                                          46,021
      Other                                                           498
                                                               ----------
             Total current assets                                 278,225
                                                               ----------

      Property and equipment, net                                 821,768
      Investment in media rights, net                              65,189
                                                               ----------
                                                                  886,957
                                                               ----------

Total Assets                                                  $ 1,165,182
                                                               ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                        37,161
      Due to related parties                                      174,393
      Stock subscription payable                                  125,000
                                                               ----------
          Total current liabilities                               336,554
                                                               ----------

Total Liabilities                                                 336,554
                                                               ----------

Stockholders' Equity
      Preferred stock, $.0001 par value;
        20,000,000 shares authorized; none issued and outstanding     -
      Common stock, $.0001 par value;
          100,000,000 shares authorized;
          6,344,587 issued and 6,294,587 outstanding                  634
      Additional paid in capital                                3,592,588
      Additional paid in capital - discount on shares            (745,470)
      Treasury stock - par value (50,000 shares)                       (5)
      Accumulated deficit                                      (1,548,116)
      Accumulated other comprehensive loss                       (471,003)
                                                               ----------
Total Stockholders' Equity                                        828,628
                                                               ----------

Total Liabilities and Stockholders' Equity                    $ 1,165,182
                                                               ==========





The accompanying notes are an integral part of the consolidated financial statements.

                             ASI ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                    For The Years Ended June 30, 2000 and 2001


                                                       2000              2001
                                                  ----------        ----------

Sales, net                                                 -       $   232,588
Cost of  sales                                             -           (21,118)
                                                  ----------        ----------
Gross margin                                               -           211,470

Selling, general and administrative expenses         482,498           465,843
                                                  ----------        ----------
Loss from operations                                (482,498)         (254,373)

Other income (expense)
     Interest income
     Interest expense                                 (1,851)                -
                                                  ----------        ----------
Income (loss) before provision for income taxes     (484,349)         (254,373)

Provision for income tax                                   -                 -
                                                  ----------        ----------
Net income (loss)                                $  (484,349)      $  (254,373)

Other comprehensive income (loss)
Foreign currency translation gains (losses)         (120,909)         (171,769)
                                                  ----------        ----------
Comprehensive loss                               $  (605,258)      $  (426,142)
                                                  ==========        ==========
Net income (loss) per share
(Basic and fully diluted)                      $       (0.08)    $       (0.04)
                                                  ==========        ==========
Weighted average number of
common shares outstanding                          5,924,420         6,244,587
                                                  ==========        ==========














    The accompanying notes are an integral part of the consolidated financial statements.

                                           ASI ENTERTAINMENT, INC.
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 For The Years Ended June 30, 2000 and 2001

                                                              Paid in                           Accum.
                                Common Stock                  Capital                           Other       Subscrip-    Stock-
                                                  Paid in    Discount   Treasury    Accum.      Compre.      tions      holders'
                               Shares   Amount    Capital    On shares    Stock     Deficit   Income/loss  Receivable    Equity
                              --------  ------  ----------  ----------  --------  ----------  -----------  ----------  ----------
Balances at June 30, 1999    5,754,337  $  576  $3,073,641  $ (745,470) $      - $  (809,394) $  (178,325) $  (16,850) $1,324,178

Receipt of subscriptions rec.                                                                                  16,850      16,850

Issuance of stock for services 110,000      11      64,989                                                                 65,000

Sales of common stock          377,750      37     377,713                                                                377,750

Foreign currency
 translation gain (loss)                                                                         (120,909)               (120,909)

Net gain (loss) for the year
    ended June 30, 2000                                                             (484,349)                            (484,349)
                              --------  ------  ----------  ----------  --------  ----------  -----------  ----------  ----------

Balances at June 30, 2000    6,242,087  $  624  $3,516,343  $ (745,470) $      - $(1,293,743) $  (299,234) $        -  $1,178,520

Exercise of stock options        2,500               1,250                                                                  1,250

Issuance of stock for services 100,000      10      99,990                                                                100,000

Acquisition of shares
    into treasury                                  (24,995)                   (5)                                         (25,000)

Foreign currency
    translation gain (loss)                                                                      (171,769)               (171,769)

Net gain (loss) for the year
    ended June 30, 2001                                                             (254,373)                            (254,373)
                             ---------  ------  ----------  ----------  --------  ----------  -----------  ----------  ----------


Balances at June 30, 2001    6,344,587  $  634  $3,592,588  $ (745,470) $     (5)$(1,548,116) $  (471,003) $        -  $  828,628
                             =========  ======  ==========  ==========  ========  ==========  ===========  ==========  ==========


                    The accompanying notes are an integral part of the consolidated financial statements.

                                                           F-4

                             ASI ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Years Ended June 30, 2000 and 2001



                                                       2000              2001
                                                  ----------        ----------


Cash Flows From Operating Activities:
     Net income (loss)                            $ (484,349)       $ (254,373)

     Adjustments to reconcile net income to
     net cash provided by (used for)
     operating activities:
          Depreciation                                66,921            57,419
          Amortization                                63,375            53,913
          Compensatory stock issuances                40,000           100,000
          Trade accounts receivable                                    (46,021)
          Other receivables                          (18,975)           18,478
          Accounts payable and accrued expenses       20,717            16,283
                                                  ----------        ----------
               Net cash provided by (used for)
               operating activities                 (312,311)          (54,301)
                                                  ----------        ----------

Cash Flows From Investing Activities:
      Purchase of fixed assets                        (3,402)
                                                  ----------        ----------

               Net cash provided by (used for)
               investing activities                   (3,402)               -
                                                  ----------        ----------




                              (Continued On Following Page)











  The accompanying notes are an integral part of the consolidated financial statements.

                             ASI ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Years Ended June 30, 2000 and 2001

                       (Continued From Previous Page)

                                                       2000              2001
                                                  ----------        ----------


Cash Flows From Financing Activities:
     Receipts from notes payable
     Payments on notes payable                      (32,956)
     Due to related parties                          (7,176)           120,277
     Exercise of stock options                                           1,250
     Common stock subscription payable              394,600            125,000
                                                 ----------         ----------

               Net cash provided by (used for)
               financing activities                 354,468            246,527
                                                 ----------         ----------

Effect of exchange rate changes on cash               8,863             (9,238)

Net Increase (Decrease) In Cash                      47,618            182,988
Cash At The Beginning Of The Period                   1,100             48,718
                                                 ----------         ----------

Cash At The End Of The Period                  $     48,718        $   231,706
                                                 ==========         ==========

Supplemental Disclosure
Cash paid for interest expense in 2000: $1,851

















  The accompanying notes are an integral part of the consolidated financial statements.

                         ASI ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. On July 1, 1998 ASI acquired 100% of the issued and outstanding stock of ASI Entertainment Pty., Ltd. ("ASIE") in a transaction accounted for as a recapitalization of ASI Entertainment Pty. Ltd., with ASI Entertainment Pty., Ltd. considered the predecessor pursuant to the acquisition. ASIE provides in-flight video and audio entertainment and data communications to the commercial airline industry and sells advertising time on its ASI-9000 Programs installed on commercial aircraft. The Company's wholly owned subsidiary, ASI Technologies, Inc. is an inactive corporation, incorporated on April 1, 1998 under the laws of Delaware. ASIE's wholly owned subsidiary, ASI Media Pty., Ltd. ("ASI Media") is an inactive corporation whose sole purpose is to act as trustee to the ASI Media Unit Trust (the "Unit Trust"). ASI Entertainment, Inc. and its subsidiaries are hereinafter referred to as the "Company".

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

At June 30, 2001 and 2000 the Company had net operating loss carryforwards of approximately $1,160,000 and $1,200,000 which expire under Austalian tax law at various dates through the year 2007, in addition to net operating loss carryforwards of approximately $385,000 and $85,000 for U.S. tax purposes at June 20, 2001 and 2000 which begin to expire in 2019. The deferred tax asset created by the Australian and U.S. net operating losses has been offset by a 100% valuation allowance.

Cash and cash equivalents

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

Products and services, geographic areas and major customers

Company sales are derived from the sale of in-flight video and audio entertainment and data communications to the commercial airline industry and advertising time on its

                             ASI ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ASI-9000 Programs, are to external customers, and currently originate in and through the Company's Australian subsidiary ASI Entertainment Pty., Ltd. to non-domestic customers. The Company had two major customers accounting for 100% of its sales. The Company's long term assets are held through ASI Entertainment Pty., Ltd. in Australia.

Recent Accounting Pronouncements

Effective January 1, 1999 the Company has adopted Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", issued by the staff of the Securities and Exchange Commission, which provides the Staff's views on applying generally accepted accounting principles to selected revenue recognition issues. The adoption by the Company of SAB 101 is not expected to have a material impact on the Company's financial statements.

Effective April 1, 2001, with an earlier effective date applying to certain provisions, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No.140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", issued by the Financial Accounting Standards Board ("FASB"), which provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether or not a liability has been extinguished. The adoption by the Company of SFAS 140 is not expected to have a material impact on the Company's financial statements.


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2001 the Company owed officers, directors, and related parties $174,393 for expenses incurred on behalf of the Company.

The Company during 2001 and 2000 paid $2,266 and $23,608 respectively to a company affiliated through common stockholders and directors for office expenses, rent and utilities.

The Company has established an agreement with ASI Technologies Pty., Ltd., ("ASIT"), a company related by stock ownership, giving the Company the sole right to purchase certain hardware and technical support used in its business operations.

                             ASI ENTERTAINMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


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

The following is a summary of property and equipment at June 30, 2001:

CMA-3200, ACAMS and other                         $ 1,038,411
Less: Accumulated depreciation                      ( 216,643)
                                                   ----------
                                                  $   821,768
                                                   ----------


The CMA-3200 equipment is depreciated over five years using the straight line method. Depreciation expense for the years ended June 30, 2001 and 2000 was $57,419 and $66,921 respectively. As of June 30, 2001 the ACAMS equipment had not yet been placed in service or depreciated.

NOTE 4.  INVESTMENT IN MEDIA RIGHTS

The Company through various transactions has acquired the rights to market, sell and receive revenues from the sale of advertising and sponsorship related to the installation of its systems on commercial aircraft. The Company recorded the cost of these media rights at $373,350 ($255,300 as translated at June 30, 2001). The investment in media rights is amortized over a period of 5 years using the straight line method. Accumulated amortization at June 30, 2001 was $190,111. Amortization expense for the years ended June 30, 2001 and 2000 was $53,913 and $63,375.

NOTE 5.  ACQUISITIONS

On July 1, 1998, the Company acquired all of the issued and outstanding common stock and stock options of ASIE in exchange for common stock and common stock options of the Company. Under the terms of the agreement, ASIE's outstanding shares and options were exchanged at a ratio of one share and one option of the

                             ASI ENTERTAINMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  ACQUISITIONS (Continued):

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


NOTE 6.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2001 had 100,000,000 shares of authorized common stock, $.0001 par value, with 6,344,587 shares issued, 6,294,587 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

The Company as of June 30, 2001 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2001, the Company had stock options outstanding as described below.

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

                             ASI ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

In July, 1998 the Company issued 43,158 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share to a consulting company as compensation for services, and issued 4,384,015 options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share to option holders in ASIE in exchange for their outstanding options in ASIE. These options, totaling 4,427,173 at the beginning of the year, with an extended option term ending June 30, 2003, allow the holder to exercise no more than one-third of the options in any one year, with options of the allowable one-third which are not exercised lapsing. During the year ended June 30, 2001, 2,500 options were exercised and 1,473,224 lapsed. During the year ending June 30, 2002, 1,475,724 options are exercisable and will lapse if not exercised, and for the year ending June 30, 2003 a similar number of options are exercisable and will lapse if not exercised. As of June 30, 2001, 3,051,449 of these options remained outstanding.

In March, 2000, the Company granted 100,000 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option term running through August 14, 2002, to an individual for consulting services. In July, 2000 the Company cancelled 50,000 of these options. As of June 30, 2001, 50,000 of these options remained outstanding.

The Company incurred and has accrued no material compensation expense under any of its non-employee stock options.

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options. Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option

                             ASI ENTERTAINMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would not have changed as indicated in the pro forma amounts below:

                                                       2001              2000
                                                  ----------        ----------

Net income (loss)            As reported        $(   254,373)     $(   484,349)
                             Pro forma          $(   254,373)     $(   484,349)

Basic and fully diluted      As reported               $(.08)            $(.04)
    earnings per share       Pro forma                 $(.08)            $(.04)


In July, 1998, the Company issued 500,000 options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $.50 per share to certain officers and directors of the Company in exchange for their outstanding options in ASIE. These options, with an option term ending June 30, 2003, allow the holder to exercise no more than one-third of the options in any one year, with options of the allowable one-third which are not exercised lapsing. During the year ended June 30, 2001, no options were exercised and 166,667 lapsed. During the year ending June 30, 2002, 166,667 options are exercisable and will lapse if not exercised, and for the year ending June 30, 2003, 166,666 options are exercisable and will lapse if not exercised. As of June 30, 2001, 333,333 of these options remained outstanding.

                             ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued)

A summary of the status of the Company's employee stock options as of June 30, 2001 is presented below:


                                             Weighted Ave.
Options                             Shares   Exercise Price
-------                             ------   --------------

Outstanding at
      beginning of period          500,000        $ 0.50
Granted                                  -             -
Exercised                                -             -
Forfeited                          166,667
                                   -------  ------------
Outstanding at
      end of period                333,333        $ 0.50
Options exercisable
     at period end                 166,667
Weighted average fair
     value of options
     granted during the
     the period                                 $      -


The following table summarizes information about employee stock options outstanding at June 30, 2001.

                     Options Outstanding                  Options Exercisable
            ---------------------------------------   -------------------------

                            Weighted
                             Ave.        Weighted
Range of       Number       Remaining      Ave.      Number
Exercise    Outstanding    Contractual   Exercise   Exercisable  Weighted Ave.
Price       at 6/30/01       Life         Price    at 6/30/01   Exercise Price
-----       ----------       ----         -----    ----------   --------------
$ 0.50       333,333        2 Years      $ 0.50      166,667         $ 0.50

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

Not applicable

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RONALD J. CHAPMAN, 49, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are Subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 75% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 56, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 49, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976. Mr. Shiels has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

RICHARD W. MASON, 68, has been a director of the Company since June, 1998. From 1989 through 1997, Mr. Mason served as president of Global Aviation Associates, Inc. From June, 1997 to the present, Mr. Mason served as chairman of the Board of Directors of Global Aviation Company, Aurora, Colorado. Prior to forming Global Aviation, Mr. Mason held the position of Vice President of Combs Gates, Inc. (a subsidiary of Gates Learjet, Denver Colorado), a company with which he was associated twenty years. From 1995 to present, Mr. Mason has served as vice president of Lasting Treasures Publishing Company, Houston, Texas, a music publishing company.

ITEM 10. EXECUTIVE COMPENSATION.

 .
The Company has not entered into any employment agreements with its executive officers or directors nor has it obtained any key-man life insurance.

Each director is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called. The Company presently has four directors.

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2001. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2001:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL    ANNUAL      COMPENSATION        OTHER
POSITION                     YEAR      SALARY      BONUS/AWARDS    COMPENSATION
                                                                      ALL OTHER


Ronald Chapman,
President                     2001       0              0          A$72,000(1)

Philip Shiels,
Chief Financial Officer       2001       0              0          A$60,000(1)

Richard Mason,
Director                      2001       0              0          US$6,500(2)



(1) The Company was invoiced A$300,000 by Chapman International Pty. Ltd. for management services rendered by Messrs. Chapman and Shiels. The fee was in turn allocated to Messrs. Chapman and Shiels for services rendered to the Company for the fiscal year ended June 30, 2001 on the basis set out above.
(2) Mr Mason has received advances from the Company which will be offset against future directors fees.

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

                                         Shares of Common
                                         Stock Beneficially    Percentage of
Name, Position and Address               Owned                 Shares Owned

Ronald J. Chapman (3)                    4,318,507              37.0%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (4)                   1,248,077              11.4%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (5)                       918,689               8.6%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard W. Mason                            50,000               0.5%
Director
79 Tami Road
Red Feather Lakes, Colorado 80013

Chapman International Pty. Ltd. (6)        783,333               7.2%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

Research No. 1 Trust (7)                 3,060,255              27.2%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Wardour Consultants Ltd. (8)             1,312,500              11.9%
Nine Queens Road
Suite 605-6
Central, Hong Kong

Research No. 2 Trust (9)                   918,689               8.6%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Glasser Limited. (10)                     801,056               7.6%
Suite 803  Luk Yu Building
24 - 26 Stanley St.,
Central Hong Kong
Hong Kong

All the officers and directors
as a group (4 persons)                   8,268,615              67.4%


(1) Assumes 10,525,934 shares of Common Stock outstanding and assumes exercise of options held by named security holder.
(2)  Assumes sale of all the Securities offered by the Selling Securityholders.
(3) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia which owns 266,575 Shares and Mr. Chapman is the majority shareholder thereof and may be deemed to be the beneficial owner of such Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,326,922 Shares. The listed share holdings also include the Options to purchase 333,333 Option Shares held by Chapman International Pty. Ltd., Options to purchase 83,337 Option Shares held directly by Mr. Chapman, and Options to purchase 733,333 Options Shares held by the Research No. 1 Trust.
(4) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares and 416,671 Option Shares held by it. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Chappell Salikin Weil Associates Pty. Ltd. is 20% shareholder of ASI Holdings Pty. Ltd. which holds 61.5% of ASIT Australia. Mr. Chappell is not deemed to be a beneficial holder thereof.
(5) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 752,022 Shares and
     166,667 Options. Mr. Shiels is a 25% shareholder of Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. which, in turn, holds 61.5% of ASIT Australia. Mr. Shiels is not deemed to be a beneficial owner thereof.
(6) Includes 450,000 Shares and 333,333 Options. Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 25% shareholder of Chapman International Pty. Ltd.
(7) Includes 2,326,922 Shares and 733,333 Options. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,326,922 Shares.
(8) Includes 812,500 Shares and 500,000 Options. Lim Tjoei Hoat is the beneficial owner of Wardour Consultants, an unrelated independent entity.
(9) Includes 752,022 Shares and 166,667 Options. Philip A. Shiels, Chief Financial Officer and a director of the Company, is the trustee and beneficial shareholder of the 752,022 Shares and 166,667 Options owned by Research No. 2 Trust.
(10) Ronald Charles Banks is the beneficial owner of Glasser Limited, an unrelated independent entity which holds 801,056 shares.


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

By an agreement dated August 16, 2001 (refer Item 13.), the Company purchased the marketing and manufacturing rights to the Securetag technology from the Research Trust No. 1. Mr Ron Chapman, the President and a director of the Company, holds a power of attorney for the trustee of the Research No. 1 Trust. The terms of agreement provide that the purchase is to be satisfied by the issue of 6,000,000 shares of the Company's common stock.

The Company has in the past and plans to continue in the future to purchase products and services from ASIT Australia.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Agreement dated August 16, 2001 between the Company and the Research No. 1 Trust is included as EXHIBIT 10.1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASI ENTERTAINMENT, INC.


                                     By:   /s/ Ronald J. Chapman
                                           ------------------------------------
                                               Ronald J. Chapman, President

                                     By:  /s/ Philip A. Shiels
                                           ------------------------------------
                                                Principal Financial Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                       Date
- - ---------                                 -----                   ----


/s/ Ronald J. Chapman                     Director                  10/12/01
- - --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                  10/12/01
- - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                      Director                  10/12/01
- - --------------------------------
     Philip A.  Shiels


                                          Director                  10/12/01
- - --------------------------------
     Richard Mason

EXHIBIT 10.1

THIS AGREEMENT is made on the .................. day of August 2001

BETWEEN:

ASI ENTERTAINMENT, INC. of 15200 East Girard Avenue, Suite 3000, Aurora, Colorado, 80014, United States of America, or nominee ("ASI")

AND

RESEARCH No. 1 TRUST of 4th Floor, 136 Broadway, Newmarket. Auckland 1, New Zealand ("R1")

RECITALS:

A. ASI operates a niche business within the airline in-flight entertainment and communications industry and is listed on the NASD OTC Bulletin Board in the United States of America.

B. R1 is the sole owner of the intellectual property of the "Securetag" RFID tracking system as set out in Schedule1 hereto. Applications of the tracking system include, but are not limited to, tracking the collection and delivery of parcels, and tracking parcels and other items in a warehouse or transportation environment.

C. ASI wishes to acquire, and R1 wishes to license, the marketing and manufacturing rights to the Securetag intellectual property ("IP"), in the Territories as set out in Schedule 2 hereto (the "Territories").

D. The Parties now enter into this Agreement to record the terms of granting the marketing and manufacturing rights to the IP and other matters.


NOW, THEREFORE, in consideration of the mutual promises, covenants and representations contained herein, ASI and R1 AGREE AS FOLLOWS:

ARTICLE I

  1. R1 hereby grants ASI the right to acquire the North and South American and European marketing and manufacturing rights for the IP
      (the "Rights") as set out herein:

  2.  The agreed price will be Three Million US dollars (US$3,000,000).

  3. The purchase price is to be satisfied by the issue of Six Million (6,000,000) new shares of common stock of ASI at an issue price of US$0.50 per share (the "Shares").

  4. The completion of this Agreement is subject to ASI delivering the Shares as directed by R1 to R1 and/or its nominees, within 30 days of the signing of this Agreement.

ARTICLE II
REPRESENTATIONS AND WARRANTIES CONCERNING R1:

R1 hereby represents and warrants to ASI that:

2.1  Intellectual Property: R1 is the legal owner of the IP as described in
Schedule 1 and it has not given rights to the IP, or marketing or other rights, to any other party in relation to the Territories.

2.2 of the transactions contemplated herein (to the extent necessary), and R1 has full power and authority to execute, deliver and perform the matters affecting R1 under this Agreement, and this Agreement is executed by a duly authorized representative of R1 and is a legal, valid and binding obligation of R1 and is enforceable in accordance with its terms and conditions.

2.3 Ability to Carry Out Obligations: The execution and delivery of this Agreement by R1 and the performance by R1 of its obligations hereunder in the time and manner contemplated will not cause, constitute or conflict with or result in any of the following: (a) a breach or violation of any provision of, or constitute a default under any license, indenture, mortgage instrument, article of incorporation, by-law, other agreement or instrument to which R1 is a party, or by which it may be bound, nor will any consents or authorizations of any party other than those hereto be required, (b) any event that would permit any party to any agreement or instrument, to terminate it or to accelerate the maturity of any indebtedness or other obligation of R1, or, (c) an event that would result in the creation or imposition of any lien, charge or encumbrance on any asset of R1.

2.4 Full Disclosures: None of the representations and warranties made by R1 herein or in any Schedule, certificate or memorandum furnished or to be furnished by R1, contains or will contain any untrue statement of material fact or omit any material fact the omission of which would be misleading.

2.5 Material Contracts: R1 has no material contracts to which it is, a party or, by which it is bound, other than those known to the Directors of ASI. R1 has no material contracts to which it is a party or by which it is bound which would affect the IP or R1's business and/or financial condition in a materially negative manner.

ARTICLE III

3.1  Completion of this Agreement shall be conditional upon:

  (a) ASI receiving all such approvals for the transactions referred to in this Agreement as shall be necessary from the Securities & Exchange Commission of the United States and such other regulatory approvals as may prove necessary by not later than the Effective Date;

  (b) if required by the Articles of Incorporation and By-Laws of ASI, the shareholders of ASI approving the transactions referred to in this Agreement prior to the Effective Date.

ARTICLE IV

CONDITIONS PRECEDENT TO ASI'S PERFORMANCE:

4.1 Conditions: ASI's obligations hereunder shall be subject to the satisfaction at the Effective Date and all other relevant dates, of all the conditions set forth in this Article IV. ASI may waive any or all of these conditions in whole or in part provided, however, that no such waiver of a condition of or any of ASI's other rights or remedies, at law or in equity, shall be made if R1 shall be in default of any of its respective representations, warranties or covenants under this Agreement.

4.2 Accuracy of Representations: Except as otherwise permitted by this Agreement, all representations and warranties by R1 in this Agreement or in any written statement that shall be delivered to ASI by R1 under this Agreement shall be true and accurate on and as of all the relevant dates as though made at that time.

4.3 Performances: R1 shall have performed, satisfied and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it on or before the relevant dates.

4.4 Absence of Litigation: No action, suit, or proceeding before any court or any governmental body or authority, pertaining to the transaction contemplated by this Agreement or its consummation, shall have been instituted or threatened against R1 on or before the relevant dates. No action, suit, or proceeding before any court or any governmental body or authority that could jeopardize or put at risk of loss, the IP and/or current assets of R1, shall have been instituted or threatened against R1 on or before the relevant dates (as the case may be). R1 shall resolve in its favor, any dispute, action or threat of legal action, from any court or any governmental body, prior to the relevant dates, in the event such action or threat of action should currently exist. Any dispute in which R1 has a part, any action, suit, or proceeding by any person, entity, court or governmental body or authority against R1 left unresolved on the relevant dates, shall immediately render this Agreement, on that date, forever null and void, if ASI notifies R1 in writing to that effect.

ARTICLE V

MISCELLANEOUS

5.1 Captions and Headings. The article and paragraph headings throughout this Agreement are for convenience and reference only and shall not define, limit or add to the meaning of any provision of this Agreement.

5.2 No Oral Change. This Agreement and any provision hereof may not be waived, changed, modified, or discharged orally, but only by an agreement in writing signed by the party against whom enforcement of any such waiver, change, modification or discharge is sought.

5.3 Non-Waiver. The failure of any party to insist in any one or more cases upon the performance of any of the provisions, covenants or conditions of this Agreement or to exercise any right herein contained shall not be construed as a waiver or relinquishment in the future of any such provisions, covenants or conditions. No waiver by any party of one breach by another party shall be construed as a waiver with respect to any other subsequent breach.

5.4 Time of Essence. Time is of the essence of this Agreement and of each and every provision hereof.

5.5 Choice of Law. This Agreement and its application shall be governed by the laws of the State of Colorado and construed solely by the appropriate courts of the State of Colorado.

5.6 Counterparts. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Facsimile transmission and execution of such document shall be binding as though a hard copy. Hard copies of documents if not initially executed, shall follow for execution by the same designated Authorized Signatures.

5.7 Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the tenth day after mailing; if mailed to the party to whom notice is being given, by first class mail, registered or certified, postage prepaid, and properly addressed as follows:

    ASI Entertainment, Inc. at 15200 East Girard Avenue, Suite 3000, Aurora, Colorado, 80014, United States of America;

    The Trustee of the RESEARCH No. 1 TRUST of 4th Floor, 136 Broadway, Newmarket, Auckland 1, New Zealand


5.8 Binding Effect. This Agreement shall enure to and be binding upon the heirs, executors, personal representatives, successors and assigns of each of the parties to this Agreement.

5.9 Mutual Consideration. The parties hereto shall co-operate with each other to achieve the purpose of this Agreement and shall execute such other and further documents and take such other and further actions as may be necessary or convenient to effect the transaction described herein for the best interests of all the parties hereto.

5.10 Announcements. The parties will consult and co-operate with each other as to the timing and content of any public announcements regarding this Agreement.

5.11	Survival of Representations and Warranties.  The representations, warranties, covenants and agreements of the parties set forth in this Agreement or in any instrument, certificate, opinion or other writing providing for in it, shall survive the relevant dates.

5.12 Entire Agreement. This Agreement supersedes any and all prior agreements and understandings, if any, between the parties hereto, and expresses the entire agreement between the parties hereto, and cannot be modified by any oral promise or statement by whomsoever made.


IN WITNESS WHEREOF, the Parties hereto have fully executed this Agreement, having affixed their respective and witnessed Authorized Signatures.

EXECUTION BY AUTHORIZED REPRESENTATIVES OF THE PARTIES:





SIGNED by ..................................
an authorized representative of
ASI ENTERTAINMENT, INC.



SIGNED by ..................................

an authorized representative of THE RESEARCH
No. 1 TRUST


SCHEDULE 1 - Description of Intellectual Property

The "Securetag" RFID tracking system whose applications include, but are not limited to, tracking the collection and delivery of parcels, and tracking parcels and other items in a warehouse or transportation environment.





SCHEDULE 2 - Territories

North America refers to the United States of America and Canada.

South America

Europe refers to countries that are members of the European Community.