Form 10QSB
period 2001-09-30
ASI ENTERTAINMENT INC
filed 2001-11-13
CIK 1067873

FILED AS OF DATE:

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			ASI ENTERTAINMENT INC
		CENTRAL INDEX KEY:			0001067873
		STANDARD INDUSTRIAL CLASSIFICATION:	AIRCRAFT PART & AUXILIARY
                                                 EQUIPMENT, NEC [3728]
		IRS NUMBER:				522101695
		STATE OF INCORPORATION:		DE
		FISCAL YEAR END:			0630

	FILING VALUES:
		FORM TYPE:		10QSB
		SEC ACT:
		SEC FILE NUMBER:	000-27881
		FILM NUMBER:	544289

	BUSINESS ADDRESS:
		STREET 1:		1601 MAIN ROAD SUITE 2
		STREET 2:
		CITY:			RESEARCH
		STATE:		VICTORIA
		ZIP:			3095
		COUNTRY:		AUSTRALIA
		BUSINESS PHONE:	61 3 9437 1233

	MAIL ADDRESS:
		STREET 1:		79 TAMI RD
		STREET 2:
		CITY:			RED FEATHER LAKES
		STATE:		CO
		ZIP:			80545










                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2001


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

                             Suite 2, 1601 Main Road
                        Research, Victoria, 3095, Australia
                      (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,525,934

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................9

PART II:    OTHER INFORMATION...........................................10

Item 1.  Legal Proceedings..............................................10

Item 2.  Changes in Securities and Use of Proceeds......................10

Item 3.  Defaults Upon Senior Securities................................10

Item 4.  Submission of Matters to a Vote of Security Holders............10

Item 5.  Other Information..............................................10

Item 6.  Exhibits and Reports on Form 8-K...............................10

SIGNATURES..............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $     127,729
Receivables                                                            42,677
Other receivables                                                      21,494
                                                                 ------------
Total Current Assets                                                  191,900
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           805,720
Investments in media rights, net                                       50,668
                                                                 ------------
Total Non Current Assets                                              856,388
                                                                 ------------
TOTAL ASSETS                                                    $   1,048,288
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  43,620
Due to related parties                                                172,460
                                                                 ------------
Total Liabilities                                                     216,080
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 10,525,934 shares issued
 and outstanding                                                        1,052
Additional paid-in capital                                          3,717,170
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (1,635,685)
Accumulated other comprehensive loss                                 (504,854)
                                                                   ----------
Total Stockholders' Equity                                            832,208
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,048,288
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                       Three           Three
                                       months          months
                                       ending          ending
                                      September       September
                                      30,  2001       30,  2000
                                      ---------       ---------
REVENUES                                 63,942               0
Cost of sales                            31,079               0
                                      ---------       ---------
Gross Profit                             32,863               0
                                      ---------       ---------
EXPENSES:
Accounting and auditing                   3,685           3,667
Advertising and promotion                 2,447             566
Amortisation                             12,860          14,400
Banking                                     204              70
Consulting expense                       21,605          24,192
Convention expenses                      20,388               0
Corporate Administration                    834             232
Depreciation                                428          14,905
Directors fees                                0               0
Engineering                              13,589           3,920
Marketing expense                             0             194
Officers' compensation                   16,976          19,008
Office expenses, rent and
 utilities                                7,687             920
Professional fees                         1,040               0
Travel                                   18,689           4,495
                                      ---------       ---------
Total Expenses                          120,432          86,569
                                      ---------       ---------
NET LOSS                              $ (87,569)       $(86,569)
                                      =========       =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                         (33,851)       (102,492)
                                      ---------       ---------
COMPREHENSIVE LOSS                  $  (121,420)      $(189,061)
                                     ==========       =========
Weighted average number of
 shares outstanding during
 the period                           7,738,369       6,242,087
                                      =========       =========
Net Loss per common share
 and equivalents                      $  (0.011)      $  (0.014)
                                      =========       =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                       Three months       Three months
                                          ending             ending
                                       September 30,      September 30,
                                           2001               2000
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                              $   (87,569)        $   (86,569)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                  428              14,905
Amortisation                               12,860              14,400

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trdae accounts receivable                   3,344                   0
Other Receivables                         (20,897)             (4,673)

Increase (decrease) in:
Accounts payable and accrued
expenses                                    6,460              (9,879)
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                       2,195              14,753
                                       ----------          ----------
Net cash used in operating
activities                                (85,374)            (71,816)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                             (11,708)                  0
                                       ----------          ----------
Net cash provided by (used in)
investing activities                      (11,708)                  0
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in loans
payable - bank                                  0                   0
Increase (decrease) in amount
due to related parties                     (1,933)             27,792

       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Three months        Three months
                                          ending             ending
                                        September 30,      September 30,
                                           2001               2000
                                        ---------           ---------

Proceeds from issuance of
common stock, net                         125,000               1,250
Common stock subscription payable        (125,000)                  0
                                        ---------          ----------

Net cash from financing
activities                                 (1,933)             29,042
                                       ----------          ----------

Effect of exchange rate
changes on cash                            (4,962)             (4,396)
                                       ----------          ----------
Net increase (decrease) in
 cash                                    (103,977)            (47,170)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                   231,706              48,718
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $  127,729          $    1,548
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2001
                                 (UNAUDITED)

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

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2001.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF SEPTEMBER 30, 2001
                              (UNAUDITED)

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


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $1,636,000 at September 30, 2001 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF SEPTEMBER 30, 2001
                              (UNAUDITED)

Note 4. Issuance of common stock

During the three month ended September 30, 2001, the Company issued 250,000 shares of common stock at $0.50 per share. As a result, the Company has taken up Common Stock of $25 and Additional Paid-In Capital of $124,975.

The Company also exercised the agreement to acquire the marketing and manufacturing rights to the Securetag technology for North and South America and Europe. As a result, the Company has issued 3,931,347 of the 6,000,000 shares to be issued under the Agreement. No value has been ascribed to the shares issued.



Note 5. Revenue

ASI's agreement with Air Europa of Spain has been completed. ASI currently receives revenue under a consulting arrangement with AirTV Limited.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2001 and the Form 10-KSB for the fiscal year ended June 30, 2001.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue in the three month period ended September 30, 2001 was $63,942 with cost of sales of $31,079, giving a gross profit of $32,863. No sales were made in the comparable three month period ending September 30, 2000.

The Company had a net loss of $87,569 in the three month period ended September 30, 2001 compared to a net loss of $86,569 in the three month period ended September 30, 2000. Expenses increased from $86,569 in the three months ended September 30, 2000 to $120,432 in the three months ended September 30, 2001 due to higher convention expenses, engineering, office expenses and travel but after lower depreciation charges.

The Company had a foreign currency translation loss of $33,851 for the three months ended September 30, 2001 compared to a foreign currency translation loss of $102,492 for the three month period ended September 30, 2000. As a result, the Company recorded a comprehensive loss of $121,420 for the three month period ended September 30, 2001 compared to a comprehensive loss of $189,061 for the three month period ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $231,706 at July 1, 2001, to $127,729 at September 30, 2001, as a result of operating losses.

The Company incurred a net loss of $87,569 from operating activities for the period for the period July 1, 2001 to September 30, 2001 primarily due to amortization, consulting fees, convention expenses, engineering, officers' compensation and travel expenses.

The Company received revenues of $63,942 for the three months ending September 30, 2001 under consulting arrangements with AirTV.

The cash flow of the Company from financing activities for the three months ending September 30, 2001 was from a decrease of amounts due to related parties. Common stock was issued for the $125,000 received in the previous reporting period.

The only investing activities of the Company for the nine months ending September 30, 2001 was asset purchases of $11,708.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On August 16, 2001, ASI signed an Agreement to formalise a previous Heads of Agreement, to acquire the marketing and manufacturing rights to the Securetag RFID tracking system for North and South America and Europe. The Securetag business is synergistic with ASI's because of the use of communication technologies, and the investment will give ASI the opportunity to develop the Securetag product for the aviation industry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             11/13/2001





By:    /s/
Philip A.  Shiels             Principal Financial Officer        11/13/2001

                                    and Director





By:    /s/
Graham O. Chappell                Director                       11/13/2001