Form 10QSB
period 2001-12-31
ASI ENTERTAINMENT INC
filed 2002-02-19
CIK 1067873

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

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2001


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,530,101

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2001

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................9

PART II:  OTHER INFORMATION..............................................9

Item 1.  Legal Proceedings...............................................9

Item 2.  Changes in Securities and Use of Proceeds.......................9

Item 3.  Defaults Upon Senior Securities.................................9

Item 4.  Submission of Matters to a Vote of Security Holders............10

Item 5.  Other Information..............................................10

Item 6.  Exhibits and Reports on Form 8-K...............................10

SIGNATURES..............................................................10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2001
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $      82,909
Receivables                                                            19,936
Other receivables                                                      31,897
                                                                 ------------
Total Current Assets                                                  134,742
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           834,182
Investments in media rights, net                                       39,729
                                                                 ------------
Total Non Current Assets                                              873,911
                                                                 ------------
TOTAL ASSETS                                                    $   1,008,653
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  27,796
Due to related parties                                                199,084
                                                                 ------------
Total Liabilities                                                     226,880
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 10,530,101 shares issued
 and outstanding                                                        1,053
Additional paid-in capital                                          3,719,253
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (1,721,193)
Accumulated other comprehensive loss                                 (471,865)
                                                                   ----------
Total Stockholders' Equity                                            781,773
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,008,653
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three       Six        Three        Six
                                   months     months      months      months
                                   ending     ending      ending      ending
                                  December    December    December    December
                                  31, 2001    31, 2001    31, 2000    31, 2000
                                 ---------   ---------   ---------   ---------

REVENUES                            73,839     137,910           0           0
Cost of sales                       54,378      85,515           0           0
                                 ---------   ---------   ---------   ---------
Gross Profit                        19,461      52,395           0           0
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              3,525       7,210       6,184       9,716
Advertising and promotion                0       2,443         600       1,145
Amortisation                        12,800      25,661      13,475      27,735
Banking                                 83         286          42         112
Consulting expense                  30,721      52,325     115,117     139,309
Convention expenses                  1,381      21,725         983       1,011
Corporate Administration               175       1,009         428         660
Depreciation                           928       1,357      14,486      29,261
Directors fees                       2,560       2,566           0           0
Engineering                         20,612      34,237       2,093       5,929
Interest                                 0           0           0           0
Marketing expense                        0           0         650         843
Officers' compensation              18,431      35,433      18,477      37,485
Other employee compensation              0           0       8,399       8,399
Office expenses, rent and
 utilities                           7,900      15,583       2,842       3,809
Professional fees                        0       1,037           0           0
Travel                               5,852      24,516           0       4,329
                                 ---------   ---------   ---------   ---------
Total Expenses                     104,968     225,388     183,776     269,743
                                 ---------   ---------   ---------   ---------
NET LOSS                         $ (85,507)  $(172,993)  $(183,776)  $(269,743)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                     32,989        (862)     23,727     (79,367)
                                 ---------   ---------   ---------   ---------
COMPREHENSIVE LOSS               $ (52,518)  $(173,855)  $(160,049) $ (349,110)
                                ==========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                     10,529,018   9,133,693   6,344,587   6,294,587
                                 =========   =========   =========   =========
Net Loss per common share
 and equivalents                 $  (0.008)  $  (0.019)  $  (0.029)  $  (0.043)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                           Six                 Six
                                          months              months
                                          ending              ending
                                         December            December
                                         31, 2001            31, 2000
                                        ---------           ---------

Cash flows from operating
activities:
Net Loss                               $ (172,993)        $  (269,743)
                                       ----------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                1,357              29,261
Amortisation                               25,661              27,735
Compensatory stock issuances                    0             100,000

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                  26,085                   0
Other Receivables                         (31,400)              2,975

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (9,365)             (6,139)
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                      12,338             153,832
                                       ----------          ----------
Net cash used in operating
activities                               (160,655)           (115,911)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                             (11,708)                  0
                                       ----------          ----------
Net cash provided by (used in)
investing activities                      (11,708)                  0
                                       ----------          ----------

       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Six months         Six months
                                          ending             ending
                                        December 31,       December 31,
                                           2001                2000
                                        ---------           ---------
Cash flow from financing
activities:
Increase (decrease) in loans
payable - bank                                  0                   0
Increase (decrease) in amount
due to related parties                     24,691              78,777

Proceeds from issuance of
common stock, net                         127,084               1,250
Common stock subscription payable        (125,000)                  0
                                        ---------          ----------

Net cash from financing
activities                                 26,775              80,027
                                       ----------          ----------

Effect of exchange rate
changes on cash                            (3,209)             (6,226)
                                       ----------          ----------
Net increase (decrease) in
 cash                                    (148,797)            (42,110)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                   231,706              48,718
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $   82,909          $    6,608
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2001
                                 (UNAUDITED)

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF DECEMBER 31, 2001
                              (UNAUDITED)

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


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $1,721,000 at December 31, 2001 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF DECEMBER 31, 2001
                              (UNAUDITED)

Note 4. Issuance of common stock

During the three month ended December 31, 2001, the Company issued 4,167 shares of common stock at $0.50 per share. As a result, the Company has taken up Common Stock of $1 and Additional Paid-In Capital of $2,084.



Note 5. Revenue

ASI receives revenue under a consulting arrangement with AirTV Limited which totalled $73,839 in the three months ended December 31, 2001.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2001 and the Form 10-KSB for the fiscal year ended June 30, 2001.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Revenue in the three month period ended December 31, 2001 was $73,839 with cost of sales of $54,378, giving a gross profit of $19,461. No sales were made in the comparable three month period ending December 31, 2000.

The Company had a net loss of $85,507 in the three month period ended
December 31, 2001 compared to a net loss of $183,776 in the three month period ended December 31, 2000. Expenses decreased from $183,776 in the three months ended December 31, 2000 to $104,968 in the three months ended December 31, 2001 due to lower consulting expenses and depreciation, but after higher engineering and travel costs.

The Company had a foreign currency translation gain of $32,989 for the three months ended December 31, 2001 compared to a foreign currency translation gain of $23,727 for the three month period ended December 31, 2000. As a result, the Company recorded a comprehensive loss of $52,518 for the three month period ended December 31, 2001 compared to a comprehensive loss of $160,049 for the three month period ended December 31, 2000.


SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER
31, 2000

Revenue in the six month period ended December 31, 2001 was $137,910 with cost of sales of $85,515, giving a gross profit of $52,395. No sales were made in the comparable six month period ending December 31, 2000.

The Company had a net loss of $172,993 in the six month period ended December 31, 2001 compared to a net loss of $269,743 in the six month period ended December 31, 2000. Expenses decreased from $269,743 in the six months ended December 31, 2000 to $225,388 in the six months ended December 31, 2001 due to lower consulting expenses and depreciation, but after higher convention, office, engineering and travel costs.

The Company had a foreign currency translation loss of $862 for the six months ended December 31, 2001 compared to a foreign currency translation loss of $79,367 for the six month period ended December 31, 2000. As a result, the Company recorded a comprehensive loss of $173,855 for the six month period ended December 31, 2001 compared to a comprehensive loss of $349,110 for the six month period ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $231,706 at July 1, 2001, to $82,909 at December 31, 2001, as a result of operating losses.

The Company incurred a net loss of $172,993 from operating activities for the period for the period July 1, 2001 to December 31, 2001 primarily due to amortization, consulting fees, convention expenses, engineering, officers' compensation and travel expenses.

The Company received revenues of $137,910 for the six months ending December 31, 2001 under consulting arrangements with AirTV.

The cash flow of the Company from financing activities for the six months ending December 31, 2001 was mainly from an increase of amounts due to related parties of $26,775.

The only investing activities of the Company for the six months ending December 31, 2001 was asset purchases of $11,708.

The Company's marketing plan anticipates that the Company will install and maintain the ASI-9000 and Data3Mail programs on commercial airlines with little or no cost to the airline. The Company will receive revenues from communications and from the sale of the advertising space available on the video and audio programs as well as other forms as developed. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the ASI-9000 and Data3Mail programs possibly before any revenues are received. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the revenue if the vendor or customer airline provide capital for the equipment. The Company subcontracts the production of the ASI-9000 and Data3Mail equipment and integration technology. The cost to the Company for installation of the ASI-9000 or Data3Mail, excluding the hardware, is $5,000 to $10,000 per aircraft. The Company may in cases, need to pay the expenses of the installation of the ASI-9000 and Data3Mail.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company has extended its agreement with AirTV for a further period of 12 months. Under the Agreement, ASI manages AirATV's Email and internet programs and provides technical support for AirTV's airline marketing program. AirTV has also licensed ASI's Data3mail software and hardware.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None




SIGNATURES


In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             2/18/2002





By:    /s/
Philip A.  Shiels             Principal Financial Officer        2/18/2002

                                    and Director





By:    /s/
Graham O. Chappell                Director                       2/18/2002