Form 10QSB
period 2002-03-31
ASI ENTERTAINMENT INC
filed 2002-05-14
CIK 1067873

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

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002


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

                    FOR THE QUARTER ENDED MARCH 31, 2002

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................9

PART II:  OTHER INFORMATION.............................................11

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

Item 5.  Other Information..............................................11

Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES..............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF MARCH 31, 2002
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $      41,756
Receivables                                                            19,826
Other receivables                                                      34,424
                                                                 ------------
Total Current Assets                                                   96,006
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           869,746
Investments in media rights, net                                       28,121
                                                                 ------------
Total Non Current Assets                                              897,867
                                                                 ------------
TOTAL ASSETS                                                    $     993,873
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  40,085
Due to related parties                                                223,198
                                                                 ------------
Total Liabilities                                                     263,283
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 10,530,101 shares issued
 and outstanding                                                        1,053
Additional paid-in capital                                          3,719,252
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (1,811,332)
Accumulated other comprehensive loss                                 (432,908)
                                                                   ----------
Total Stockholders' Equity                                            730,590
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     993,873
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three       Nine        Three       Nine
                                   months      months      months      months
                                   ending      ending      ending      ending
                                   March       March       March       March
                                  31, 2002    31, 2002    31, 2001    31, 2001
                                 ---------   ---------   ---------   ---------

REVENUES                            58,995     196,970      16,189      16,641
Cost of sales                       29,751     115,356           0           0
                                 ---------   ---------   ---------   ---------
Gross Profit                        29,244      81,614      16,188      16,641
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              4,167      11,377       1,711      11,386
Advertising and promotion              294       2,742         100       1,238
Amortisation                        12,970      38,629      13,312      41,055
Banking                                135         422          43         154
Consulting expense                  26,459      69,568      20,403     159,713
Convention expenses                  1,427      23,027           0         998
Corporate Administration             1,302       2,312       1,078       1,738
Depreciation                           940       2,295      14,311      43,588
Directors fees                           0       2,575           0           0
Engineering                         24,816      58,966         214       6,070
Interest                                 0           0           0           0
Marketing expense                        0           0           0         194
Officers' compensation              12,451      57,049      16,032      53,516
Other employee compensation              0           0           0       8,399
Office expenses, rent and
 utilities                           6,398      22,038       1,002       4,790
Professional fees                      873       1,908           0         650
Travel                              27,151      51,552       2,295       6,631
                                 ---------   ---------   ---------   ---------
Total Expenses                     119,383     344,460      70,501     340,120
                                 ---------   ---------   ---------   ---------
NET LOSS                         $ (90,139)  $(262,846)  $ (54,313)  $(323,479)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                     37,233      38,095    (126,198)  (204,968)
                                 ---------   ---------   ---------   ---------
COMPREHENSIVE LOSS               $ (52,906)  $(224,751)  $(180,511) $ (528,447)
                                ==========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                     10,530,101   9,134,569   6,344,587   6,319,587
                                 =========   =========   =========   =========
Net Loss per common share
 and equivalents                 $  (0.009)  $  (0.029)  $  (0.009)  $  (0.051)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                          Nine                Nine
                                          months              months
                                          ending              ending
                                          March               March
                                         31, 2002            31, 2001
                                        ---------           ---------

Cash flows from operating
activities:
Net Loss                               $ (262,846)        $  (323,479)
                                       ----------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                2,295              43,588
Amortisation                               38,629              41,055
Compensatory stock issuances                    0             100,000

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                  26,195                   0
Other Receivables                         (33,927)              2,368

Increase (decrease) in:
Accounts payable and accrued
expenses                                    2,924              (7,448)
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                      36,116             179,563
                                       ----------          ----------
Net cash used in operating
activities                               (226,730)           (143,916)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                             (12,857)                  0
                                       ----------          ----------
Net cash provided by (used in)
investing activities                      (12,857)                  0
                                       ----------          ----------

       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                       Nine months          Nine months
                                         ending              ending
                                        March 31,           March 31,
                                           2002                2001
                                        ---------           ---------
Cash flow from financing
activities:
Increase (decrease) in loans
payable - bank                                  0                   0
Increase (decrease) in amount
due to related parties                     48,805              96,654

Proceeds from issuance of
common stock, net                         127,084               1,250
Common stock subscription payable        (125,000)                  0
                                        ---------          ----------

Net cash from financing
activities                                 50,889              97,904
                                       ----------          ----------

Effect of exchange rate
changes on cash                            (1,252)                959
                                       ----------          ----------
Net increase (decrease) in
 cash                                    (189,950)            (45,053)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                   231,706              48,718
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $   41,756          $    3,665
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF MARCH 31, 2002
                                 (UNAUDITED)

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2002
                              (UNAUDITED)

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


Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $1,811,000 at March 31, 2002 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                     ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2002
                              (UNAUDITED)

Note 4. Revenue

ASI receives revenue under a consulting arrangement with AirTV Limited which totalled $58,995 in the three months ended March 31, 2002.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March
31, 2002 and the Form 10-KSB for the fiscal year ended June 30, 2001.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH
31, 2001

Revenue in the three month period ended March 31, 2002 was $58,995 with cost of sales of $29,751, giving a gross profit of $29,244. In the comparable three month period ending March 31, 2001, revenue and gross profit of $16,189 were recorded.

The Company had a net loss of $90,139 in the three month period ended March 31, 2002 compared to a net loss of $54,313 in the three month period ended March 31, 2001. Expenses increased from $70,501 in the three months ended March 31, 2001 to $119,383 in the three months ended March 31, 2002 due to higher consulting, engineering, office and travel expenses but after lower depreciation.

The Company had a foreign currency translation gain of $37,233 for the three months ended March 31, 2002 compared to a foreign currency translation loss of $126,198 for the three month period ended March 31, 2001. As a result, the Company recorded a comprehensive loss of $52,906 for the three month period ended March 31, 2002 compared to a comprehensive loss of $180,511 for the three month period ended March 31, 2001.


NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH
31, 2001

Revenue in the nine month period ended March 31, 2002 was $196,970 with cost of sales of $115,356, giving a gross profit of $81,614. Revenue and gross profit of $16,641 were recorded in the nine month period ending March 31, 2001.

The Company had a net loss of $262,846 in the nine month period ended
March 31, 2002 compared to a net loss of $323,479 in the nine month period ended March 31, 2001. Expenses increased from $340,120 in the nine months ended March 31, 2001 to $344,460 in the nine months ended March 31, 2002 due to higher convention, engineering, office and travel expenses, but after lower consulting and depreciation costs.

The Company had a foreign currency translation gain of $38,095 for the nine months ended March 31, 2002 compared to a foreign currency translation loss of $204,968 for the nine month period ended March 31, 2001. As a result, the Company recorded a comprehensive loss of $224,751 for the nine month period ended March 31, 2002 compared to a comprehensive loss of $528,447 for the nine month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $231,706 at July 1, 2001, to $41,756 at March 31, 2002, as a result of operating losses.

The Company received revenues of $196,970 for the nine months ending March
31, 2002 compared with revenue of $16,641 in the corresponding period in 2001.

The Company incurred a net loss of $262,846 from operating activities for the period for the period July 1, 2001 to March 31, 2002 primarily due to amortization, consulting fees, engineering, officers' compensation and travel expenses.

The cash flow of the Company from financing activities for the nine months ending March 31, 2002 was mainly from an increase of amounts due to related parties of $48,805.

The only investing activities of the Company for the nine months ending March 31, 2002 was asset purchases of $12,857.

The Company's marketing plan anticipates that the Company will install and maintain the Data3Mail and Air Commerce (ASI-9000) programs on commercial airlines with little or no cost to the airline. Data3Mail is based on ASI's flight proven software and hardware platform, developed in conjunction with the major providers of satellite communications and ground based infrastructure for the airline industry. Once ASI has established a Data3Mail program with an airline, there will then be the opportunity to provide the Air Commerce program which accommodates a database of destination information and allows in-flight bookings and reservations. The Company will receive revenues from communications and from the sale of destination advertising. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the Data3Mail and Air Commerce programs possibly before any revenues are received. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the revenue if the vendor or customer airline provide capital for the equipment. The Company subcontracts the production of the Data3Mail and Air Commerce equipment and integration technology. The cost to the Company for installation of the Data3Mail or Air Commerce, excluding the hardware, is $5,000 to $10,000 per aircraft. The Company may in cases, need to pay the expenses of the installation of the Data3Mail and Air Commerce.

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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE



By:    /s/
Ronald J. Chapman             President and Director             5/14/2002



By:    /s/
Philip A.  Shiels             Principal Financial Officer        5/14/2002

                                    and Director



By:    /s/
Graham O. Chappell                Director                       5/14/2002