Form 10KSB
period 2002-06-30
ASI ENTERTAINMENT INC
filed 2002-10-15
CIK 1067873

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

        For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                         Commission file number 0-27881

                             ASI ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-2101695
- ----------------------------------           --------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                          Ronald J. Chapman, President
                             Factory 2\12, Candlebark Court
                       Research, Victoria, 3095 Australia
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 61 3 9437 1233
                           --------------------------
                           Issuer's Telephone Number:

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

State issuer's revenues for its most recent fiscal year.   $286,103

===============================================================================

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at June 30, 2002;

Common Stock, par value $.0001 per share                   10,617,601
                                                -----------------------------
Documents incorporated by reference:        None

10KSB

PART I........................................................................2

ITEM 1. DESCRIPTION OF BUSINESS...............................................2

ITEM 2. DESCRIPTION OF PROPERTY...............................................8

ITEM 3. LEGAL PROCEEDINGS.....................................................9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

PART II. .....................................................................9

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .............9

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............9

ITEM 7. FINANCIAL STATEMENTS.................................................11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE.....................................................12

PART III.....................................................................12

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.........................12

ITEM 10. EXECUTIVE COMPENSATION.. ...........................................13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................16

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................17



PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

ASI Entertainment has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The main offices of the Company are located at Factory 2, 12 Candlebark Court, Research, Victoria, 3095 Australia and its telephone number is 61-3-9437-1028 and fax number is 61-3-9437-1299. The United States offices of the Company are located at 15200 East Girard Avenue, Suite 3000 Aurora, Colorado 80014.

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

ASI has spent over a decade developing its expertise and reputation in both software development and airline industry technologies, as a pioneer of passenger data communications. The core of ASI's intellectual property is software which has evolved over years of flight-testing and commercial operation. The hardware platform is also unique as it enabled ASI to pioneer the passenger data link with major international airlines and was used as the development platform by INMARSAT, the monopoly satellite service provider for aircraft.

The opportunity now exists for ASI to capitalize on the airline communications and E Commerce markets with two unique software programs:

    1. Data3Mail, an airline Emailing system.

    2. AirCommerce, an in-flight web based E Commerce application previously designated as ASI-9000.

In August 2001, ASI acquired the marketing and manufacturing rights of the SecurEtag package tracking technology. The rights cover both North and South America and Europe.

2. Data3Mail

Data3Mail, is based on ASI's existing flight proven hardware and software platform, the SIU (Server Interface Unit), which has been developed and flight tested in conjunction with INMARSAT, COMSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry). With Data3Mail onboard, passengers can send an Email using their existing Email software and access their Email while in-flight. The system is designed to accommodate all laptops operating under Windows and Macintosh platforms, including Windows 3.1, 95, 98, 2000 X/P and Mac System OS7 to OS9. To send an email is now affordable, as the passenger's will only be charged for the actual amount of data transmitted and there are no subscription fees. A 350-word email can be sent for less than $2.00. The software displays the cost of the Email prior to sending and the passengers have the option to decide which Emails should be delivered to the aircraft. The central server automatically bills the transactions direct to a credit card and a pre-paid Data3Mail account can also be established for frequent flyers. The reason passengers will select Data3Mail is that it is based on existing software, using their normal Email address. Installation is simple, and it does not interfere with the normal Email settings.

3. AirCommerce

The AirCommerce program has evolved from the original ASI-9000 concept into a web based application offering in-flight E Commerce. The AirCommerce system provides destination specific, cached web capable content, to passengers in their seats. The passengers dial up the Network Server Unit (NSU) from their laptop and can then navigate to pages of interest using their favorite web browser. Sponsors and advertisers underwrite the cost of the program and the surplus revenue is shared between ASI and the airline.

Air Commerce is a template based software module that can be certified for installation on an aircraft server. The software allows an airline to build a database of products and services and incorporate destination based entertainment and information in an interactive web presentation format.

4. Securetag

The SecurEtag system integrates radio frequency identification (RFID), global positioning system (GPS) and cellular technologies (GSM/CDMA) to facilitate the tracking and location of packages in either mobile or warehouse environments. SecurEtag's unique beam steering technology allows multiple low cost passive tags to be detected in the field, without the need for batteries or complicated anti-collision protocols, which increase the cost of the tag and decrease the reading range.

5.  PRODUCTS

5.1 Hardware - Aircraft Communications and Management System "ACAMS" - Server Interface Unit (ACAMS SIU). The ACAMS SIU is supplied in several configurations depending on the program requirements and consists of the following components:
- - - Touch Screen Display
- - - Fully self contained 19.5 inch rack Mount
- - - Credit card Reader and PCMCIA Slots
- - - Interfaces to all major in-flight entertainment systems, cockpit communication links and satellite telephone and data links.
- - - Fully customized Microsoft compatible software.

The ACAMS SIU system comprises three Line Replaceable
Units 'LRU";
- - - Control Display Unit (CDU)
- - - A Hard Drive Unit (HDU), or optional wireless access point.
- - - An Optional Accessories Unit (OAU)

The ACAMS SIU chassis also includes an uninterruptible power supply.

The ACAMS SIU is small, lightweight and easy to install. The LRU's are designed to simply plug into the ACAMS SIU chassis allowing for easy removal and changeover if required. As a result, the aircraft experiences minimal downtime when line servicing occurs.

5.2  Software Mail Server (ACAMS-SIU)

The system incorporates an intelligent mail server database that can accommodate single or multiple Email transmissions without the need to bundle communications as proposed by most other systems. Regardless of whether there are only one or many emails they are sent automatically.

The ACAMS unit can be equipped for either of ASI's Data3mail systems with either direct connection with a carry-on laptop computer, Network Server Interface for onboard networks or Wireless access points.

The Email system is based on a proprietary software transport medium, a variation of the POP3/SMTP Email industry standard protocols.

5.3 Cabin Crew Access
Cabin crew can access the system via a touch screen on the CDU. On-screen large button based on Microsoft Windows software, allow the user effortless access to the features available. The configurable ACAMS software is cabin crew tested and requires no special training.

A standard QWERTY keyboard with credit card transaction facilities provides the finishing touches to a system that has revolutionized airline data communications.

A Remote Console can be added to the system offering the same features as the ACAMS SIU unit, also encompassing a touch screen and keyboard with the Additional benefit of positioning the terminal anywhere on the aircraft. This Also provides the opportunity for passengers without a laptop to interface with the ACAMS SIU if so desired.

5.4 Aircraft Installations
The Data3mail and AirCommerce software is run on equipment, which is aviation certified. Components of the system are currently certified for use on the Boeing 747-400, 757-200, and 737-300, McDonnell Douglas DC-9, and MD 82 and the Company anticipates that it will be certified for use on the Boeing 767 in the near future. The original ACAMS system was flight tested and certified on Qantas Airways.


6.  Target Markets

ASI has developed a multi tiered marketing strategy for the Data3mail and AirCommerce programs that provide the opportunity to generate revenue in three target markets within the airline industry.

Offering the program to small to medium sized airlines creates revenue streams in the supply of relevant equipment, the selling of advertising space and the commissions received from goods and services ordered by passengers whilst in flight.

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

Once ASI has established Data3Mail onboard there is the potential to provide the AirCommerce Program to these major airlines, creating an additional revenue stream for both ASI and the airline.

Major INMARSAT industry service providers such as Telnor (previously COMSAT), Stratos, SITA and AirTV will also be able to utilize the connecting bridge created by ASI's software, allowing them to make more productive use of the bandwidth, which they provide to the airlines via their satellite networks.

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

CERTIFICATION PROCESS AND GOVERNMENT REGULATION

The installation and use of aircraft avionics requires prior certification and approval by the FAA and regulatory authorities of foreign governments on each aircraft type and for each airline. The certification process begins with the installation of the system on an aircraft after which it is certified by an FAA accredited engineer. The certification is then applicable to similar aircraft types and modified for other aircraft type. In countries other than the United States, the equivalent aviation authority procedures will apply to the certification of the system, but the United States FAA is generally accepted by local certifying authorities throughout the world.

Prior to certification and approval, the manufacturer must demonstrate that the system has been designed and manufactured and complies with the appropriate aviation standards, namely DO160 for hardware and DO178 for software.
Following this step, the system must be installed on an aircraft and tested, including a ground and flight test.

The ACAMS has been flight tested and installed on Boeing 747-400 and Boeing 767-300 aircraft. The company has also certified programs on other hardware platforms for Boeing 737-300, 757-200 and the McDonnell-Douglas DC-9-30 and MD-82. The latest version of the ACAMS SIU, incorporating Data3Mail, has recently gained FAA approval for installation on Boeing 747-400 with Saudis Airlines and is also in the process of submitting for approval on Boeing 767-300 for Alitalia

The company will need to invest substantial funds to package and certify the SecurEtag system to meet the requirements of the Federal Communications Commission ("FCC"). In the interim, a development platform can be established under FCC approval which will facilitate the marketing program.

PRODUCT DEVELOPMENT

Prior to the company acquiring the intellectual property, ASIT Australia had spent approximately A$5,000,000 developing the ASI program. The Company has subsequently invested a further $2,000,000 in developing the latest product offering. The technology behind the Company's Programs evolved from a data link aviation communications system, designated the Airline Communications and Management System ("ACAMS") developed by ASIT Australia in conjunction with Qantas Airways and Swissair. The development of the technology was sponsored by Qantas Airways which required both an interface which would allow the crew to communicate through the aircraft's satellite and radio communications data link and an interface between the ACAMS datalink and the aircraft's video systems. This interface evolved into the ASI-9000 computer video.

For this unique core technology and hardware platform, the company has spent the last 3 years developing the latest Data3Mail and AirCommerce applications.

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

OPERATIONS TO DATE

The company is in the process of installing a Data3mail program on Saudi Arabian Airlines as part of an AirTV development program. Under the program, AirTV is paying for the certification and installation of the system. In addition, ASI has an agreement with AirTV to manage the Email/Internet development program. It is expected, that the successful installation should lead to additional installations on new AirTV customer airlines.

SALES AND PRICING

The Company sells both the Data3Mail and AirCommerce system under Supply and License Agreements under which ASI receives payment, plus a share of the revenue generated from the programs. ASI supplies equipment on either a sale basis or alternatively may negotiate to provide the equipment at a discounted price in exchange for a larger revenue share. The AirCommerce marketing is based on selling advertising on the programs run on ASI supplied equipment. The Company believes that the revenue can be enhanced when the Data3mail communication link is installed, allowing passengers to purchase goods and services being promoted via the system.

ASI will generate revenue from Data3Mail programs by charging passengers per kilobit of data transmitted over the air-to-ground link.

The Company will purchase hardware from appropriate suppliers, depending on the specification requirements of each airline. The Company subcontracts the production of the ACAMS SIU integration technology.

While the Company is still formulating the marketing plan for Securetag, it expects to be able to generate revenue either from the sale of RFID tags or through the management of a loss prevention or detection programs, or from a combination of both.

OPERATIONS AND SUPPLIERS

The Company has two offices: an office in Melbourne, Australia and one in Denver, Colorado. The Company's core component of the Data3Mail and AirCommerce programs is the ACAMS SIU which as been manufactured to date by ASIT Australia and Philips Defence Systems Group. In future the Company anticipates that it will outsource the production of its equipment or will modify equipment from a suitable aviation certified manufacturer.

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

MARKETING

After considering the competitive environment of the airline communications and entertainment industry, the Company has decided on a marketing strategy to provide the Data3mail and AirCommerce programs on the basis of a system fee plus a share of the on-going revenue generated from the system. The revenue share and the sale price of the equipment will be negotiated on a transaction-by-transaction basis.

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

COMPETITION

The Company believes that it operates in a market niche where there are no other companies providing both the same product with a similar price structure. The Company believes, however, that the market for technologically advanced in-flight entertainment and communications systems is emerging and that competition to provide such services to the airlines will be intense. The Company is aware of several other companies that provide systems that compete with the Companies Products, some of which have been installed on aircraft. Most of these competitors have substantially greater financial and other resources than the Company and, accordingly, may have a significant competitive advantage over the Company.

The effect of September 11 has reduced the Company's principal competitors to only Tenzing and Connexion by Boeing. Companies such as Matsushita Avionics Systems Corporation and Stratos also offer a short message service (SMS) which could be perceived as a competitor to Email. The company is working with both these organisation to integrate the Data3mail system.

The Company believes that it will be able to compete with other companies based on the company's marketing plan that provides flexible terms on equipment and revenue sharing. The Company targets airlines that will be attracted to this structure which allows the airline to provide more customised service at little cost to the airline. The Company believes that although most of the Company's competitors are marketing more technologically advanced communication and entertainment systems, those competing services are offered at a far greater expense to the airlines both in the capital cost and in the operating costs.

For Data3Mail, airlines and their passengers have identified Email as a service which is becoming highly desirable. As a result, a number of companies are offering internet portal services, most still in the development stage.
By comparison, ASI's Data3Mail utilizes the existing Inmarsat satellite data link which is installed on 1500 aircraft. ASI's Data3mail system is cheaper and faster than alternate products using the airborne telephone connection
(not ideally designed for data communication links). Given the potential size of the market for Email access in commercial passenger aircraft, ASI expects there will be continued competition for ASI's products.

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

EMPLOYEES

The Company is managed by Ronald Chapman in his capacity as President and Chief Executive Officer and Philip Shiels in his capacity as Executive Director and Chief Financial Officer. The Company currently contracts the engineering team and engages sub-contractors when additional resources are required.

INDUSTRY OVERVIEW

The events on September 11, 2001 in the USA have had a significant effect on the airline industry. Despite this, the longer term growth of the airline industry is expected to continue. Boeing are predicting airline passenger growth of 4.9% per annum over the period 2001 - 2020, 2% above the predicted worldwide rate of economic growth of 2.9% for the same period (Source Current Market Outlook 2002, - www.boeing.com/commercial). At this stage, the Company's target market has seen minimal change and following the recent World Airline Entertainment Associations annual conference held in Seattle, Sept.
24 -27  (www.waea.org) interest in Data3mail has remained high.

In regard to SecurEtag, security and tracking of packages was becoming a higher priority in the transport industry. With the latest events, we may see increased security requirements for which RFID tagging and tracking provides a viable solution.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than its inventory of equipment. The Company maintains its marketing at the offices of Chapman International Pty.
Ltd and has recently leased Factory 2, 12 Candlebark Court Research to house its engineering, administration and customer support operations.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 10,617,601 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.
Quarter Ended                                    Common Stock
                                               High         Low
March 31, 2000                                $1.25        $1.25
June 30, 2000                                 $1.00        $1.81
September 30,2000                             $1.50        $0.63
December 31, 2000                             $0.63        $0.28
March 31, 2001                                $0.53        $0.50
June 30, 2001                                 $0.51        $0.51
September 30,2001                             $0.51        $0.51
December 31, 200                              $0.51        $0.51
March 31, 2002                                $0.51        $0.21
June 30, 2002                                 $0.35        $0.21

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company has a very low cost structure as its engineering operations are based in Australia compared to its competitors who are based in Seattle, Washington, U.S.A. This allows the company to offer competitive pricing in US Dollars while its cost structure is based on Australian Dollars.

The company focuses it resources on marketing, software development and maintains a prototyping research and development capability. The hardware platform was designed to ensure that is could be supported and manufactured by any aviation certified company. Under arrangements with ASIT Australia, the Company maintains Australian aviation certification. This allows the Company to subcontract the production and support of the hardware, which in turn eliminates the cost of maintaining FAA manufacturing accreditation. The company has an arrangement with an FAA certified facility to provides hardware and installation support.

As the company is now entering an accelerated marketing phase, the marketing costs are expected to increase. The company is progressively increasing its operations in North America and anticipates establishing a marketing presence in Europe.

Because of the low cost structure, the Company anticipates that the proceeds from earlier stock subscriptions, revenues from any exercise of the Options, anticipated revenues from operations, and proceeds available from its suppliers will be sufficient to meet the Company's contemplated operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2002 of $2,312,874. Major components of the loss includes depreciation and amortisation charges, offering costs, consulting and management fees and foreign currency translation losses. The Company may be required to make significant additional expenditures in connection with the development of the Data3Mail, AirCommerce and Securetag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

The Company intends to use future revenues, if any, for the purchase of equipment for its Data3mail, AirCommerce and Securetag programs and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

The Company received revenue of $286,103 for the year ending June 30, 2002, compared to revenue of $232,588 for the year ended June 30, 2001.

Net losses increased from $254,373 in the twelve month period ending June 30, 2001, to $408,429 for the twelve month period ending June 30, 2002, as a result of increase operating expenses. Expenses increased from $465,843 for the twelve month period ending June 30, 2001 to $645,348 for the twelve month period ending June 30, 2002.

The Company had a foreign currency translation gain of $82,778 for the twelve month period ending June 30, 2002, compared to a foreign currency translation loss of $171,769 for the twelve month period ending June 30, 2001. As a result, the Company recorded a comprehensive loss of $325,651 for the twelve months ended June 30, 2002, compared to a comprehensive loss of $426,142 for the twelve months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date. The Company has received revenue totaling $286,103 from its arrangements with AirTV during the fiscal year ended June 30, 2002.

The Company's cash and cash equivalents decreased from $231,706 at June 30, 2001 to $8,482 at June 30, 2002 primarily as a result of operating losses.

The Company had a net loss of $408,429 from operating activities for the period July 1, 2001 to June 30, 2002, primarily consisting of compensation to officers, consulting and professional fees, engineering, marketing, travel costs and amortization. The net loss from operating activities for such period was greater than the net loss from operating activities for the period July 1, 2000 to June 30, 2001 primarily as a result of increased marketing, engineering, travel and convention costs but after decreased depreciation charge. The Company's revenue for the twelve months ending June 30, 2002 was $286,103, compared to $232,588in the twelve month period to June 30,2001.

The cash flow of the Company from financing activities for the twelve months ending June 30, 1999 was mainly from loans from related parties.

The Company's marketing plan anticipates that the Company will install and maintain the Data3Mail and AirCommerce programs on commercial airlines with little or no cost to the airline. The Company will receive revenues data communications and from the sale of advertising space available on the AirCommerce programs as well as other forms as developed. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the Data3Mail and AirComerce programs possibly before any revenues are received. Additional funding will also be required for the certification of the SecurEtag system. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provide capital for the equipment.

The Company has no commitments for capital expenditures in the near future.

GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty Ltd., ("ASIE") an Australian corporation. ASIE has accumulated losses of approximately $1,130,000 at June 30, 2002 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs.

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

                                    June 30, 2001 & 2002




























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











                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of ASI
Entertainment, Inc. as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Aurora, Colorado                                   /S/Ronald R. Chadwick, P.C.
October 8, 2002                                       RONALD D. CHADWICK, P.C.

                                     ASI ENTERTAINMENT, INC.
                                  CONSOLIDATED BALANCE SHEET
                                        June 30, 2002

                                          ASSETS

Current assets
      Cash                                                      $       8,482
      Accounts receivable                                              20,000
      Advances                                                         42,277
      Other                                                             3,329
             Total current assets                                      74,088

      Property and equipment, net                                     917,269
      Investment in media rights, net                                  15,599
                                                                      932,868

Total Assets                                                      $ 1,006,956

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable and accrued expenses                            45,936
      Due to related parties                                          259,683
          Total current liabilities                                   305,619

Total Liabilities                                                     305,619

Stockholders' Equity
      Preferred stock, $.0001 par value;
          20,000,000 shares authorized; none issued and outstanding       -
      Common stock, $.0001 par value;
          100,000,000 shares authorized;
          10,617,601 issued and 10,567,601 outstanding                  1,062
      Additional paid in capital                                    3,790,520
      Additional paid in capital - discount on shares                (745,470)
      Treasury stock - par value (50,000 shares)                           (5)
      Accumulated deficit                                          (1,956,545)
      Accumulated other comprehensive loss                           (388,225)
Total Stockholders' Equity                                            701,337

Total Liabilities and Stockholders' Equity                        $ 1,006,956










The accompanying notes are an integral part of the consolidated financial statements.

                               ASI ENTERTAINMENT, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     For The Years Ended June 30, 2001 and 2002



                                                          2001           2002

Sales, net                                         $   232,588    $   286,103

Cost of  sales                                         (21,118)       (49,184)

Gross margin                                           211,470         236,919

Selling, general and administrative expenses           465,843         645,348

Loss from operations                                  (254,373)       (408,429)

Other income (expense)
     Interest income
     Interest expense

Income (loss) before provision for income taxes       (254,373)       (408,429)

Provision for income tax                                  -                -

Net income (loss)                                  $  (254,373)    $  (408,429)

Other comprehensive income (loss)
Foreign currency translation gains (losses)           (171,769)         82,778

Comprehensive loss                                 $  (426,142)    $  (325,651)

Net income (loss) per share
(Basic and fully diluted)                          $     (0.04)    $     (0.04)

Weighted average number of
common shares outstanding                            6,244,587       9,831,126






  The accompanying notes are an integral part of the consolidated financial statements.

                                       ASI ENTERTAINMENT, INC.
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            For The Years Ended June 30, 2001 and 2002

                                                                     Paid in                               Accum.
                                 Common                              Capital                               Other           Stock-
                                 Stock                  Paid in      Discount   Treasury       Accum.       Compre.      holders'
                                 Shares     Amount      Capital     On shares     Stock       Deficit     Income/loss      Equity
                                 ------     ------      -------     --------     ------       -------     ---------       -------
Balances at June 30, 2000      6,242,087   $   624   $3,516,343    $(745,470)    $   -    $(1,293,743)    $(299,234)   $1,178,520

Exercise of stock options          2,500                  1,250                                                             1,250

Issuance of stock for services   100,000        10       99,990                                                           100,000

Acquisition of shares
    into treasury                                       (24,995)                     (5)                                  (25,000)

Foreign currency
    translation gain (loss)                                                                                (171,769)     (171,769)

Net gain (loss) for the year
    ended June 30, 2001                                                                      (254,373)                   (254,373)
                               ---------       ---    --------      --------       ----    ----------       -------       -------
Balances at June 30, 2001      6,344,587       634   $3,592,588    $(745,470)       $(5)  $(1,548,116)    $(471,003)     $828,628

Exercise of stock options          4,167         1        2,083                                                             2,084

Issuance of stock for services    87,500         9       71,267                                                            71,276

Issuance of stock for assets   3,931,347       393         (393)                                                               -
Issuance of stock for
    stock subscription payable   250,000        25      124,975                                                           125,000

Foreign currency
    translation gain (loss)                                                                                  82,778        82,778

Net gain (loss) for the year
    ended June 30, 2002                                                                      (408,429)                   (408,429)
                              ----------     -----    ---------     --------       ----    ----------      --------      --------
Balances at June 30, 2002     10,617,601    $1,062   $3,790,520    $(745,470)     $  (5)  $(1,956,545)    $(388,225)     $701,337
                              ==========     =====    =========     ========       ====    ==========      ========       =======
The accompanying notes are an integral part of the consolidated financial statements.

                                          ASI ENTERTAINMENT, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                            For The Years Ended June 30, 2001 and 2002



                                                         2001          2002

Cash Flows From Operating Activities:
     Net income (loss)                               $(254,373)     $(408,429)

     Adjustments to reconcile net income to
     net cash provided by (used for)
     operating activities:
          Depreciation                                  57,419          3,285
          Amortization                                  53,913         52,410
          Compensatory stock issuances                 100,000         71,276
          Trade accounts receivable                    (46,021)        26,021
          Other receivables                             18,478         (2,829)
          Accounts payable and accrued expenses         16,283          8,575
               Net cash provided by (used for)
               operating activities                    (54,301)      (249,691)

Cash Flows From Investing Activities:
      Purchase of fixed assets $    (13,575)
               Net cash provided by (used for)
               investing activities                        -          (13,575)




       (Continued On Following Page)










The accompanying notes are an integral part of the consolidated financial statements.

                                   ASI ENTERTAINMENT, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                        For The Years Ended June 30, 2001 and 2002

                                 (Continued From Previous Page)

                                                         2001          2002

Cash Flows From Financing Activities:
     Receipts from notes payable
     Payments on notes payable
     Due to related parties                            120,277         53,175
     Exercise of stock options                           1,250          2,084
     Common stock subscription payable                                125,000
               Net cash provided by (used for)
               financing activities                    246,527         55,259

Effect of exchange rate changes on cash                 (9,238)       (15,217)

Net Increase (Decrease) In Cash                        182,988       (223,224)
Cash At The Beginning Of The Period                     48,718        231,706

Cash At The End Of The Period                      $   231,706       $  8,482


Supplemental Disclosure
Cash paid for interest expense in 2000: $1,851
















The accompanying notes are an integral part of the consolidated financial statements.

                              ASI ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. On July 1, 1998 ASI acquired 100% of the issued and outstanding stock of ASI Entertainment Pty., Ltd. ("ASIE") in a transaction accounted for as a recapitalization of ASI Entertainment Pty., Ltd., with ASI Entertainment Pty., Ltd. considered the predecessor pursuant to the acquisition. ASIE provides Email and E commerce systems for airline passengers with its Data3mail and AirCommerce products. The Company's wholly owned subsidiary, ASI Technologies, Inc. is an inactive corporation, incorporated on April 1, 1998 under the laws of Delaware. ASIE's wholly owned subsidiary, ASI Media Pty., Ltd. ("ASI Media") is an inactive corporation whose sole purpose is to act as trustee to the ASI Media Unit Trust (the "Unit Trust"). ASI Entertainment, Inc. and its subsidiaries are hereinafter referred to as the "Company".

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

At June 30, 2002 and 2001 the Company had net operating loss carryforwards of approximately $1,330,000 and $1,160,000 which expire under Austalian tax law at various dates through the year 2008, in addition to net operating loss carryforwards of approximately $630,000 and $385,000 for U.S. tax purposes at June 20, 2002 and 2001 which begin to expire in 2019. The deferred tax asset created by the Australian and U.S. net operating losses ($245,204 for U.S. tax purposes) has been offset by a 100% valuation allowance. The change in the valuation allowance for U.S. tax purposes in 2002 was $95,267.

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

Products and services, geographic areas and major customers

Company sales are derived from the sale of in-flight video and audio entertainment and data communications to the commercial airline industry and advertising time on its

                        F-9
                                  ASI ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

ASI-9000 Programs, are to external customers, and currently originate in and through the Company's Australian subsidiary ASI Entertainment Pty., Ltd. to non-domestic customers. The Company had one major customer accounting for 100% of its sales. In addition to cost of goods sold, the Company incurred direct marketing expenses of approximately 40% on its sales. The Company's long term assets are held through ASI Entertainment Pty., Ltd. in Australia.

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
- a replacement of FASB Statement No. 125." The Company has adopted the provisions of SFAS No. 140 which are effective for periods occurring after March 31, 2001. The adoption did not have a material effect on the results of operations of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the Company account for all business combinations in the scope of the statement using the purchase method. SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this statement. The Company has adopted the provisions of SFAS No. 141 and 142. The adoptions did not have a material effect on the results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is

                                ASI ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has adopted the provisions of SFAS No. 144 which are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, with its provisions to be applied prospectively. The adoption did not have a material effect on the results of operations of the Company.


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2002 the Company owed officers, directors, and related parties $259,683 for expenses incurred on behalf of the Company.

The Company in 2002 and 2001 incurred expenses of approximately $109,000 and $81,000 respectively to a company affiliated through common stockholders and directors for management expenses.

The Company has established an agreement with ASI Technologies Pty., Ltd., ("ASIT"), a company related by stock ownership, giving the Company the sole right to purchase certain hardware and technical support used in its business operations. The Company advanced ASIT $42,277 in 2002.

The Company acquired certain intellectual property rights in August, 2001 from a Company related by common control (see Note 7).


NOTE 3.  LEASE COMMITMENTS

The Company carries a lease for office and storage space in Australia. Terms are for a two year lease which expires on June 14, 2004, with monthly payments of $680 plus taxes. Rent expense incurred under this lease in 2002 was approximately $740. Subsequent to June 30, 2002 future minimum payments under this lease not including estimated costs for taxes are approximately $15,700. Subsequent to June 30, 2002 minimum future lease payments for each of the next two years are approximately $8,200 and $7,500.

                                ASI ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  PROPERTY AND EQUIPMENT

On December 16, 1996, the Company purchased from ASI Technologies Pty., Ltd. ("ASIT"), a related party, but not a shareholder at that time, nine CMA-3200 Hardware Platforms (developed and produced by a third party), a component of the ASI-9000 Program, for a price of $418,424 ($297,781 as translated at June 30, 2002) through the issuance of 659,975 shares of common stock of the Company. On September 30, 1997, the Company purchased Airline Cabin Management and Communication Systems ("ACAMS"), which are the next generation hardware platforms developed by ASIT, and other equipment from ASIT for a price of $1,081,650 ($846,000 as translated at June 30, 2002) through the issuance of 1,875,000 shares of common stock and 1,875,000 common stock purchase options. The price of both purchases represents ASIT's original cost in such systems.

The following is a summary of property and equipment at June 30, 2002:

CMA-3200, ACAMS and other                         $  1,159,976
Less: Accumulated depreciation                       ( 242,707)
                                                  ------------
                                                  $    917,269
                                                  ============

The CMA-3200 equipment is fully depreciated with a remaining salvage value of $59,556. Depreciation expense for the years ended June 30, 2002 and 2001 was $3,285 and $57,419 respectively. As of June 30, 2002 the ACAMS equipment had not yet been placed in service or depreciated.

NOTE 5.  INVESTMENT IN MEDIA RIGHTS

The Company through various transactions has acquired the rights to market, sell and receive revenues from the sale of advertising and sponsorship related to the installation of its systems on commercial aircraft. The Company recorded the cost of these media rights at $373,350 ($281,850 as translated at June 30, 2002). The investment in media rights is amortized over a period of 5 years using the straight line method. Accumulated amortization at June 30, 2002 was $266,251. Amortization expense for the years ended June 30, 2002 and 2001 was $52,410 and $53,913. Amortization expense in 2003 at current amortization rates would be approximately $15,600.

NOTE 6.  ACQUISITIONS

On July 1, 1998, the Company acquired all of the issued and outstanding common stock and stock options of ASIE in exchange for common stock and common stock options of the Company. Under the terms of the agreement, ASIE's outstanding shares and options

                                ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  ACQUISITIONS (Continued):

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


NOTE 7.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2002 had 100,000,000 shares of authorized common stock, $.0001 par value, with 10,617,601 shares issued, 10,567,601 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

The Company acquired in August, 2001 from a Company related by common control, intellectual property rights to a parcel tracking and delivery system called "Securetag". The purchase price was 6,000,000 of the Company's common shares. The Company recorded no value on the transaction. Of the 6,000,000 common shares called for by the purchase agreement, the Company has issued 3,931,347 common shares, with an additional 2,068,653 common shares to be issued upon request by the selling party.

Preferred stock

The Company as of June 30, 2002 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

                                 ASI ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  STOCKHOLDERS' EQUITY (Continued):

Stock options

At June 30, 2002, the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby options costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In July, 1998 the Company issued 43,158 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share to a consulting company as compensation for services, and issued 4,384,015 options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share to option holders in ASIE in exchange for their outstanding options in ASIE. These options, totaling 2,951,449 at the beginning of the year, have an extended option term ending June 30, 2003. During the year ended June 30, 2002, 4,166 options were exercised. As of June 30, 2002, 2,947,283 of these options remained outstanding and are exercisable through June 30, 2003.

In March, 2000, the Company granted 100,000 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option term running through August 14, 2002, to an individual for consulting services. In July, 2000 the Company cancelled 50,000 of these options. As of June 30, 2002, 50,000 of these options remained outstanding.

In May, 2002, the Company granted 250,000 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option term running through June 30, 2003, to a company for consulting services. As of June 30, 2002, 250,000 of these options remained outstanding. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, expected life of one year, volatility of 106%. The Company incurred and recorded compensation expense under these stock options of $27,526.

                                 ASI ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  STOCKHOLDERS' EQUITY (Continued):

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

                                                     2001          2002
                                                     ----          ----
Net income (loss)        As reported             $(254,373)    $(408,429)
                         Pro forma               $(254,373)    $(408,429)

Basic and fully diluted     As reported              $(.04)        $(.04)
    earnings per share      Pro forma                $(.04)        $(.04)

The fair value of each option grant for pro forma purposes was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, expected life of two years, volatility of 0%.

In July, 1998, the Company issued 500,000 options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $.50 per share to certain officers and directors of the Company in exchange for their outstanding options in ASIE. These options have an extended option term ending June 30, 2003. As of June 30, 2002, 333,333 of these options remained outstanding.

                                   ASI ENTERTAINMENT, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  STOCKHOLDERS' EQUITY (Continued)

A summary of the status of the Company's employee stock options as of June 30, 2002 is presented below:


                                              Weighted Ave.
Options                             Shares   Exercise Price

Outstanding at
      beginning of period          333,333      $ 0.50
Granted                                 -           -
Exercised                               -           -
Forfeited                               -           -
Outstanding at                     -------        ----
      end of period                333,333      $ 0.50
                                   =======
Options exercisable
     at period end                 333,333
Weighted average fair
     value of options
     granted during the
     the period                                 $   -


The following table summarizes information about employee stock options outstanding at June 30, 2002.

                     Options Outstanding              Options Exercisable
                     -------------------              -------------------
                       Weighted Ave.               Number
Range of  Number       Remaining      Weighted Ave.             Weighted Ave.
Exercise  Outstanding  Contractual    Exercise      Exercisable Exercise
Price     at 6/30/02   Life             Price       at 6/30/02   Price
-------   ----------   -------------  ------------  ----------  ----------
$ 0.50      333,333       1 Year        $ 0.50        333,333     $ 0.50








                                      F-16
                                   ASI ENTERTAINMENT, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.  GOING CONCERN

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RONALD J. CHAPMAN, 50, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are Subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 75% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 57, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 50, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

RICHARD W. MASON, 69, has been a director of the Company since June, 1998. From 1989 through 1997, Mr. Mason served as president of Global Aviation Associates, Inc. From June, 1997 to the present, Mr. Mason served as chairman of the Board of Directors of Global Aviation Company, Aurora, Colorado. Prior to forming Global Aviation, Mr. Mason held the position of Vice President of Combs Gates, Inc. (a subsidiary of Gates Learjet, Denver Colorado), a company with which he was associated twenty years. From 1995 to present, Mr. Mason has served as vice president of Lasting Treasures Publishing Company, Houston, Texas, a music publishing company.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2002. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2002:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL    ANNUAL      COMPENSATION        OTHER
POSITION                     YEAR      SALARY      BONUS/AWARDS    COMPENSATION
                                                                      ALL OTHER


Ronald Chapman,
President                     2002       0              0          A$72,000 (1)

Graham Chappell
Director

Philip Shiels,
Chief Financial Officer       2002       0              0          A$60,000 (1)

Richard Mason,
Director                      2002       0              0          US$2,500(2)


1. Directors Fees

2. Mr Mason has received advances from the Company which will be offset against future directors fees.

3. The Company was invoiced A$170,000 for management services rendered by Chapman International Pty Ltd.

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

                                         Shares of Common
                                         Stock Beneficially    Percentage of
Name, Position and Address               Owned                 Shares Owned

Ronald J. Chapman (3)                    4,318,507              35.9%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (4)                   1,248,077              11.0%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (5)                       918,689               8.3%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard W. Mason                            50,000               0.5%
Director
79 Tami Road
Red Feather Lakes, Colorado 80013

Chapman International Pty. Ltd. (6)        783,333               7.0%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

Research No. 1 Trust (7)                 3,060,255              26.4%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Wardour Consultants Ltd. (8)             1,312,500              11.5%
Nine Queens Road
Suite 605-6
Central, Hong Kong

Research No. 2 Trust (9)                   918,689               8.3%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Glasser Limited. (10)                     801,056               7.4%
Suite 803  Luk Yu Building
24 - 26 Stanley St.,
Central Hong Kong
Hong Kong

Chappell Salikin Weil
Associates Pty. Ltd.(11)                  788,006              10.7%
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

All the officers and directors
as a group (4 persons)                   6,535,272              51.8%


(1) Assumes 10,880,101 shares of Common Stock outstanding and assumes exercise of options held by named security holder.
(2)  Assumes sale of all the Securities offered by the Selling Securityholders.
(3) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia which owns 266,575 Shares and Mr. Chapman is the majority shareholder thereof and may be deemed to be the beneficial owner of such Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,326,922 Shares. The listed share holdings also include the Options to purchase 333,333 Option Shares held by Chapman International Pty. Ltd., Options to purchase 83,337 Option Shares held directly by Mr. Chapman, and Options to purchase 733,333 Options Shares held by the Research No. 1 Trust.
(4) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares and 416,671 Option Shares held by it. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner.
(5) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 752,022 Shares and
     166,667 Options. Mr. Shiels is a 25% shareholder of Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. which, in turn, holds 61.5% of ASIT Australia. Mr. Shiels is not deemed to be a beneficial owner thereof.
(6) Includes 450,000 Shares and 333,333 Options. Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 25% shareholder of Chapman International Pty. Ltd.
(7) Includes 2,326,922 Shares and 733,333 Options. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,326,922 Shares.
(8) Includes 812,500 Shares and 500,000 Options. Lim Tjoei Hoat is the beneficial owner of Wardour Consultants, an unrelated independent entity.
(9) Includes 752,022 Shares and 166,667 Options. Philip A. Shiels, Chief Financial Officer and a director of the Company, is the trustee and beneficial shareholder of the 752,022 Shares and 166,667 Options owned by Research No. 2 Trust.

(10) Ronald Charles Banks is the beneficial owner of Glasser Limited, an unrelated independent entity which holds 801,056 shares.
(11) Includes 788,006 Shares and 416,671 Options. Mr Graham O. Chappell is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has purchased the intellectual property of the ACAMS/ASI-9000 from ASI Australia and has contracted to purchase the ACAMS, when available, from ASIT Australia. ASIT Australia provides maintenance and servicing of the ACAMS Hardware. Ronald J. Chapman, President and a director of the Company, controls Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. ASIT Australia which, in turn, owns 61.5% of ASI Australia. Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 25% shareholder of Chapman International Pty. Ltd. Graham O. Chappell, a director of the Company, is the managing director (president) and Sole shareholder of Chappell Salikin Weil Associates Pty. Ltd.

Ronald Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's subsidiaries ASI Entertainment Pty. Ltd. ("ASIE Australia") and ASI Media Pty. Ltd. Ronald Chapman and Philip Shiels are the directors and officers of ASIT Australia.

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

By an agreement dated August 16, 2001, the Company purchased the marketing and manufacturing rights to the Securetag technology from the Research Trust No. 1. Mr Ron Chapman, the President and a director of the Company, holds a power of attorney for the trustee of the Research No. 1 Trust. The terms of agreement provide that the purchase is to be satisfied by the issue of 6,000,000 shares of the Company's common stock.

The Company has in the past and plans to continue in the future to purchase products and services from ASIT Australia.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Nil

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


Signature                                 Title                       Date
- - - ---------                                 -----                   ----


/s/ Ronald J. Chapman                     Director                  10/11/02
- - - --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                  10/11/02
- - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                      Director                  10/11/02
- - - --------------------------------
     Philip A.  Shiels


                                          Director                  10/11/02
- - - --------------------------------
     Richard Mason