Form 10QSB
period 2002-09-30
ASI ENTERTAINMENT INC
filed 2002-11-14
CIK 1067873

FILED AS OF DATE:

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			ASI ENTERTAINMENT INC
		CENTRAL INDEX KEY:			0001067873
		STANDARD INDUSTRIAL CLASSIFICATION:	AIRCRAFT PART & AUXILIARY
                                                 EQUIPMENT, NEC [3728]
		IRS NUMBER:				522101695
		STATE OF INCORPORATION:		DE
		FISCAL YEAR END:			0630

	FILING VALUES:
		FORM TYPE:		10QSB
		SEC ACT:
		SEC FILE NUMBER:	000-27881
		FILM NUMBER:	544289

	BUSINESS ADDRESS:
		STREET 1:		FACTORY 2, 2 CANDLEBARK COURT
		STREET 2:
		CITY:			RESEARCH
		STATE:		VICTORIA
		ZIP:			3095
		COUNTRY:		AUSTRALIA
		BUSINESS PHONE:	61 3 9437 1233

	MAIL ADDRESS:
		STREET 1:		79 TAMI RD
		STREET 2:
		CITY:			RED FEATHER LAKES
		STATE:		CO
		ZIP:			80545










                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2002


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

                             Factory 2, 12 Candlebark Court
                        Research, Victoria, 3095, Australia
                      (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,880,101

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................8

PART II:    OTHER INFORMATION........................................... 9

Item 1.  Legal Proceedings.......................................... ....9

Item 2.  Changes in Securities and Use of Proceeds................... ...9

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

Item 5.  Other Information..............................................10

Item 6.  Exhibits and Reports on Form 8-K...............................10

SIGNATURES..............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $      17,545
Receivables                                                            30,000
Other receivables                                                      43,116
                                                                 ------------
Total Current Assets                                                   90,661
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           885,540
Investments in media rights, net                                        1,452
                                                                 ------------
Total Non Current Assets                                              886,992
                                                                 ------------
TOTAL ASSETS                                                    $     977,653
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  41,129
Due to related parties                                                281,844
Stock subscriptions payable                                            61,662
                                                                 ------------
Total Liabilities                                                     384,635
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 10,880,101 shares issued
 and outstanding                                                        1,088
Additional paid-in capital                                          3,921,743
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (2,164,929)
Accumulated other comprehensive loss                                 (419,409)
                                                                   ----------
Total Stockholders' Equity                                            593,018
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     977,653
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                        Three              Three
                                        months             months
                                        ending             ending
                                      September          September
                                       30, 2002           30, 2001
                                      ---------          ---------
REVENUES                                 26,401             63,942
Cost of sales                               174             31,079
                                      ---------          ---------
Gross Profit                             26,227             32,863
                                      ---------          ---------
EXPENSES:
Accounting and auditing                   3,555              3,685
Advertising and promotion                     0              2,447
Amortisation                             13,729             12,860
Banking                                     116                204
Consulting expense                      154,006             21,605
Convention expenses                      16,553             20,388
Corporate Administration                   -114                834
Depreciation                                992                428
Engineering                              18,938             13,589
Interest                                    135
Officers' compensation                   18,075             16,976
Office expenses, rent and
 utilities                                6,240              7,687
Professional fees                             0              1,040
Travel                                    2,387             18,689
                                      ---------          ---------
Total Expenses                          234,612            120,432
                                      ---------          ---------
NET LOSS                               (208,385)         $ (87,569)
                                      =========          =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                         (31,184)           (33,851)
                                      ---------          ---------
COMPREHENSIVE LOSS                   $ (239,569)        $ (121,420)
                                     ==========         ==========
Weighted average number of
 shares outstanding during
 the period                          10,698,851          7,738,369
                                     ==========          =========
Net Loss per common share
 and equivalents                      $  (0.019)         $  (0.011)
                                      =========          =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                       Three months       Three months
                                          ending             ending
                                       September 30,      September 30,
                                           2002               2001
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                                 (208,385)        $   (87,569)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                  992                 428
Amortisation                               13,729              12,860
Compensatory stock issuances              131,250                   0

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                 (10,000)              3,344
Other Receivables                           2,490             (20,897)

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (4,807)              6,460
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                    (133,654)              2,195
                                       ----------          ----------
Net cash used in operating
activities                                (74,731)            (85,374)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                              (2,125)            (11,708)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                       (2,125)            (11,708)
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in amount
due to related parties                     22,162              (1,933)


       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Three months        Three months
                                          ending             ending
                                        September 30,      September 30,
                                           2002               2001
                                        ---------           ---------

Proceeds from issuance of
common stock, net                                             125,000
Common stock subscription payable          62,749            (125,000)
                                        ---------          ----------

Net cash from financing
activities                                 84,911              (1,933)
                                       ----------          ----------

Effect of exchange rate
changes on cash                             1,009              (4,962)
                                       ----------          ----------
Net increase (decrease) in
 cash                                      (9,064)           (103,977)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     8,482             231,706
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          17,546          $  127,729
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2002
                                 (UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of ASI Entertainment, Inc. and its wholly owned subsidiaries, ASI Technologies, Inc. and ASI Entertainment Pty. Ltd., an Australian corporation. ASI Media Pty. Ltd., an inactive wholly owned subsidiary of the Australian corporation is also included. All entities are collectively referred to as "the Company". All intercompany accounts and transactions have been eliminated in consolidation.


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

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2002.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF SEPTEMBER 30, 2002
                              (UNAUDITED)

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $2,165,000 at September 30, 2002 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month ended September 30, 2002, the Company made a compensatory issue of 262,500 shares of common stock at $0.50 per share. As a result, the Company has taken up Common Stock of $26 and Additional Paid-In Capital of $131,224.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2002 and the Form 10-KSB for the fiscal year ended June 30, 2002.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue in the three month period ended September 30, 2002 was $26,401 with cost of sales of $174, giving a gross profit of $26,227. In the corresponding three month period ended September 30, 2001 revenue was $63,942 with cost of sales of $31,079, giving a gross profit of $32,863.

The Company had a net loss of $208,385 in the three month period ended September 30, 2002 compared to a net loss of $87,569 in the three month period ended September 30, 2001. Expenses increased from $120,432 in the three months ended September 30, 2001 to $234,612 in the three months ended September 30, 2002 due to higher consulting and engineering expenses but after lower travel costs.

The Company had a foreign currency translation loss of $31,184 for the three months ended September 30, 2002 compared to a foreign currency translation loss of $33,851 for the three month period ended September 30, 2001. As a result, the Company recorded a comprehensive loss of $239,569 for the three month period ended September 30, 2002 compared to a comprehensive loss of $121,420 for the three month period ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents increased from $8,482 at July 1, 2002, to $17,546 at September 30, 2002, as a result of increased advances from related parties, funds received as subscription for common stock exceeding the net cash outlay from operations.

The Company incurred a net loss of $208,385 from operating activities for the period for the period July 1, 2002 to September 30, 2002 primarily due to amortization, consulting fees, convention expenses, engineering and officers' compensation. The net cash outlay from operations was reduced as a result of a compensatory stock issue which reduced the cash impact of the operating loss.

The Company received revenues of $26,401 for the three months ending September 30, 2002 under consulting arrangements with AirTV.

The cash flow of the Company from financing activities for the three months ending September 30, 2002 was from increased advances from related parties and funds received as subscription for common stock.

The only investing activities of the Company for the three months ending September 30, 2002 was asset purchases of $2,125.

The Company's marketing plan anticipates that the Company will install and maintain the Data3Mail and Air Commerce (ASI-9000) programs on commercial airlines. Data3Mail is based on ASI's flight proven software and hardware platform, developed in conjunction with the major providers of satellite communications and ground based infrastructure for the airline industry. Once ASI has established a Data3Mail program with an airline, there will then be the opportunity to provide the AirCommerce program which accommodates a database of destination information and allows in-flight bookings and reservations. The Company will receive revenues from communications and from sale of destination advertising. This marketing plan requires significant initial capital from the Company for the production, acquisition, installation and maintenance of the Data3Mail and AirCommerce programs possibly before any revenues are received. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the revenue if the vendor or customer airline provide capital for the equipment. The Company subcontracts the production of the Data3Mail and AirCommerce equipment and installation technology. The Company may in some cases, need to pay the expenses of the installation of the Data3Mail and AirCommerce.


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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             11/13/2002





By:    /s/
Philip A.  Shiels             Principal Financial Officer        11/13/2002

                                    and Director





By:    /s/
Graham O. Chappell                Director                       11/13/2002