Form 10QSB
period 2002-12-31
ASI ENTERTAINMENT INC
filed 2003-02-14
CIK 1067873

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

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,096,187

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2002

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

Item 5.  Other Information..............................................10

Item 6.  Exhibits and Reports on Form 8-K...............................10

SIGNATURES..............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2002
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $      2,369
Receivables                                                            51,429
Other receivables                                                      45,721
                                                                 ------------
Total Current Assets                                                   99,519
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           919,547
Investment in media rights, net                                             0
                                                                 ------------
Total Non Current Assets                                              919,547
                                                                 ------------
TOTAL ASSETS                                                    $   1,019,066
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  39,431
Due to related parties                                                286,163
Stock subscriptions payable                                            51,518
                                                                 ------------
Total Liabilities                                                     377,112
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 11,096,187 shares issued
 and outstanding                                                        1,109
Additional paid-in capital                                          4,012,806
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (2,241,478)
Accumulated other comprehensive loss                                 (385,008)
                                                                   ----------
Total Stockholders' Equity                                            641,954
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,019,066
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three       Six        Three        Six
                                   months     months      months      months
                                   ending     ending      ending      ending
                                  December    December    December    December
                                  31, 2002    31, 2002    31, 2001    31, 2001
                                 ---------   ---------   ---------   ---------

REVENUES                            20,000      46,466      73,839     137,910
Cost of sales                            0        (176)    (54,378)    (85,515)
Interest income                          7          11           0           0
                                 ---------   ---------   ---------   ---------
Gross Profit                        20,007      46,301      19,461      52,395
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              6,084       9,616       3,525       7,210
Advertising and promotion                0           0           0       2,443
Amortisation                         1,491      15,302      12,800      25,661
Banking                                166         326          83         286
Consulting expense                  26,134     180,227      30,721      52,325
Convention expenses                 (1,785)     11,773       1,381      21,725
Corporate Administration             3,565       3,428         175       1,009
Depreciation                         1,011       2,003         928       1,357
Directors fees                           0           0       2,560       2,566
Engineering                         25,326      44,207      20,612      34,237
Interest                                 0         137           0           0
Officers' compensation              18,422      36,497      18,431      35,433
Office expenses, rent and
 utilities                           5,353      11,602       7,900      15,583
Professional fees                        0           0           0       1,037
Travel                              13,838      16,118       5,852      24,516
                                 ---------   ---------   ---------   ---------
Total Expenses                      99,605     331,236     104,968     225,388
                                 ---------   ---------   ---------   ---------
NET PROFIT/(LOSS)                $ (79,598)  $(284,935)  $ (85,507)  $(172,993)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                     34,401       3,217      32,989        (862)
                                 ---------   ---------   ---------   ---------
COMPREHENSIVE LOSS              $  (45,197)  $(281,718)  $ (52,518)  $(173,855)
                                ==========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                     10,988,144  10,856,894  10,529,018   9,133,690
                                 =========   =========   =========   =========
Net Loss per common share
 and equivalents                 $  (0.007)  $  (0.026)  $  (0.008)  $  (0.019)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                        Six months          Six months
                                          ending              ending
                                       December 31,        December 31,
                                           2002                2001
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                                 (284,935)       $   (172,993)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                2,003               1,357
Amortisation                               15,302              25,661
Compensatory stock issuances              133,938                   0

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                 (31,429)             26,085
Other Receivables                            (114)            (31,400)

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (6,505)             (9,365)
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                     113,195              12,338
                                       ----------          ----------
Net cash used in operating
activities                               (171,740)           (160,655)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                              (3,909)            (11,708)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                       (3,909)            (11,708)
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in amount
due to related parties                     26,481              24,691


       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Six months         Six months
                                          ending             ending
                                        December 31,       December 31,
                                           2002               2001
                                        ---------           ---------

Proceeds from issuance of
common stock, net                          88,375             127,084
Common stock subscription payable          51,518            (125,000)
                                        ---------          ----------

Net cash from financing
activities                                166,374              26,775
                                       ----------          ----------

Effect of exchange rate
changes on cash                             3,162              (3,209)
                                       ----------          ----------
Net increase (decrease) in
 cash                                      (6,113)           (148,797)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     8,482             231,706
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           2,369          $   82,909
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2002
                                 (UNAUDITED)

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF DECEMBER 31, 2002
                              (UNAUDITED)

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $2,241,000 at December 31, 2002 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended December 31, 2002, the Company issued 216,086 shares of common stock. As a result, the Company has taken up Common Stock of $22 and Additional Paid-In Capital of $88,375. The Company issued 10,000 stock options in the three months ended December 31, 2002, exercisable on or before September 30, 2004 at a price of $0.50 per share. As a result of the issue of the stock options, $2,688 has been taken up as Additional Paid-In Capital

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2002 and the Form 10-KSB for the fiscal year ended June 30, 2002.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Revenue and Gross profit in the three month period ended December 31, 2002 was $20,000. In the corresponding three month period ended December 31, 2001 revenue was $73,839 with cost of sales of $54,378, giving a gross profit of $19,461.

The Company had a net loss of $79,598 in the three month period ended
December 31, 2002 compared to a net loss of $85,507 in the three month period ended December 31, 2001. Expenses decreased from $104,968 in the three months ended December 31, 2001 to $99,605 in the three months ended December 31, 2002 after higher engineering and travel costs, and lower amortization costs.

The Company had a foreign currency translation gain of $34,401 for the three months ended December 31, 2002 compared to a foreign currency translation gain of $32,989 for the three month period ended December 31, 2001. As a result, the Company recorded a comprehensive loss of $45,197 for the three month period ended December 31, 2002 compared to a comprehensive loss of $52,518 for the three month period ended December 31, 2001.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER
31, 2001

Revenue in the six month period ended December 31, 2002 was $46,466 and gross profit of $46,301. In the corresponding six month period ended December 31, 2001 revenue was $137,910 with cost of sales of $85,515, giving a gross profit of $52,395.

The Company had a net loss of $284,935 in the six month period ended December 31, 2002 compared to a net loss of $172,993 in the six month period ended December 31, 2001. Expenses increased from $225,388 in the six months ended December 31, 2001 to $331,236 in the six months ended December 31, 2002 due to higher consulting and engineering expenses but after lower amortization, convention and travel costs.

The Company had a foreign currency translation gain of $3,217 for the six months ended December 31, 2002 compared to a foreign currency translation loss of $862 for the six month period ended December 31, 2001. As a result, the Company recorded a comprehensive loss of $281,718 for the six month period ended December 31, 2002 compared to a comprehensive loss of $173,855 for the six month period ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $8,482 at July 1, 2002, to $2,369 at December 31, 2002, as a result of the net cash outlay from operations, which was offset by increased advances from related parties and funds received as subscription for common stock.

The Company incurred a net loss of $284,935 from operating activities for the period for the period July 1, 2002 to December 31, 2002 primarily due to amortization, consulting fees, engineering and officers' compensation. The net cash outlay from operations was reduced as a result of a compensatory stock issue which reduced the cash impact of the operating loss.

The Company recorded revenue of $46,466 for the six months ending December 31, 2002 under consulting arrangements with AirTV.

The cash flow of the Company from financing activities for the six months ending December 31, 2002 was from increased advances from related parties, proceeds from the issuance of common stock and funds received as subscription for common stock.

The only investing activities of the Company for the three months ending December 31, 2002 was asset purchases of $3,909.

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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             2/13/2003





By:    /s/
Philip A.  Shiels             Principal Financial Officer        2/13/2003

                                    and Director





By:    /s/
Graham O. Chappell                Director                       2/13/2003