Form 10QSB
period 2003-03-31
ASI ENTERTAINMENT INC
filed 2003-05-14
CIK 1067873

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

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,184,427

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED MARCH 31, 2003

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

Item 3.  Defaults Upon Senior Securities................................10

Item 4.  Submission of Matters to a Vote of Security Holders............10

Item 5.  Other Information..............................................10

Item 6.  Exhibits and Reports on Form 8-K...............................10

Item 7.  Controls and Procedures........................................10

SIGNATURES..............................................................11

CERTIFICATIONS..........................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF MARCH 31, 2003
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $     42,085
Receivables                                                            54,733
Other receivables                                                      48,325
                                                                 ------------
Total Current Assets                                                  145,143
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           977,537
Investment in media rights, net                                             0
                                                                 ------------
Total Non Current Assets                                              977,537
                                                                 ------------
TOTAL ASSETS                                                    $   1,122,680
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  42,602
Due to related parties                                                283,002
Stock subscriptions payable                                           128,907
                                                                 ------------
Total Liabilities                                                     454,511
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 11,184,427 shares issued
 and outstanding                                                        1,119
Additional paid-in capital                                          4,072,045
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (2,359,169)
Accumulated other comprehensive loss                                 (300,351)
                                                                   ----------
Total Stockholders' Equity                                            668,169
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,122,680
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three       Nine       Three        Nine
                                   months     months      months      months
                                   ending     ending      ending      ending
                                   March       March      March        March
                                  31, 2003   31, 2003    31, 2002    31, 2002
                                 ---------   ---------   ---------   ---------

REVENUES                               986      48,506      58,995     196,970
Cost of sales                            0        (180)    (29,751)   (115,356)
Interest income                          0          11           0           0
                                 ---------   ---------   ---------   ---------
Gross Profit                           986      48,337      29,244      81,614
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              1,713      11,547       4,167      11,377
Advertising and promotion              561         535         294       2,742
Amortisation                             0      15,663      12,970      38,629
Banking                                195         520         135         422
Consulting expense                   8,550     142,488      26,459      69,568
Convention expenses                  4,579      16,423       1,427      23,027
Corporate Administration               462       3,905       1,302       2,312
Depreciation                         1,074       3,076         940       2,295
Directors fees                           0           0           0       2,575
Engineering                         32,097      76,337      24,816      58,966
Interest                                 0         141           0           0
Management fee                      44,461     118,198           0           0
Marketing expense                      809         772           0           0
Officers' compensation               7,329      16,261      12,451      57,049
Office expenses, rent and
 utilities                           7,259      18,812       6,398      22,038
Professional fees                      250         250         873       1,908
Travel                               9,984      26,034      27,151      51,552
                                 ---------   ---------   ---------   ---------
Total Expenses                     119,323     450,962     119,383     344,460
                                 ---------   ---------   ---------   ---------
NET PROFIT/(LOSS)                $(118,337)  $(402,625)  $ (90,139)  $(262,846)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                     84,656      87,874      37,233      38,095
                                 ---------   ---------   ---------   ---------
COMPREHENSIVE LOSS              $  (33,681)  $(314,751)  $ (52,906)  $(224,751)
                                ==========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                     11,140,30710,901,014  10,530,101   9,134,569
                                 =========   =========   =========   =========
Net Loss per common share
 and equivalents                 $  (0.011)  $  (0.037)  $  (0.009)  $  (0.029)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                       Nine months         Nine months
                                         ending              ending
                                         March 31,           March 31,
                                           2003               2002
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                                 (402,625)       $   (262,846)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                3,077               2,295
Amortisation                               15,633              38,629
Compensatory stock issuances              152,172                   0

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                 (34,733)             26,195
Other Receivables                             107            (33,927)

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (3,334)              2,924
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                     132,922              36,116
                                       ----------          ----------
Net cash used in operating
activities                               (269,703)           (226,730)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                              (2,350)            (12,857)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                       (2,350)            (12,857)
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in amount
due to related parties                     23,321              48,805


       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                       Nine months        Nine months
                                         ending             ending
                                         March 31,         March 31,
                                           2003              2002
                                        ---------           ---------

Proceeds from issuance of
common stock, net                         139,094             127,084
Common stock subscription payable         128,908            (125,000)
                                        ---------          ----------

Net cash from financing
activities                                291,323              50,889
                                       ----------          ----------

Effect of exchange rate
changes on cash                            14,334              (1,252)
                                       ----------          ----------
Net increase (decrease) in
 cash                                      33,604           (189,950)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     8,482             231,706
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          42,086          $   41,756
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF MARCH 31, 2003
                                 (UNAUDITED)

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2003
                              (UNAUDITED)

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $2,359,000 at March 31, 2003 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended March 31, 2003, the Company issued 73,240 shares of common stock. As a result, the Company has taken up Common Stock of $7.50 and Additional Paid-In Capital of $41,007. During the three month period ended March 31, 2003, the Company made a compensatory issue of 15,000 shares of common stock at $0.57 per share. As a result, the Company has taken up Common Stock of $1.50 and Additional Paid-In Capital of $8,548. The Company issued 30,000 stock options in the three months ended March 31, 2003, exercisable on or before June 30, 2005 at a price of $0.50 per share. As a result of the issue of the stock options, $9,684 has been taken up as Additional Paid-In Capital

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March
31, 2003 and the Form 10-KSB for the fiscal year ended June 30, 2002.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH
31, 2002

Revenue and Gross profit in the three month period ended March 31, 2003 was $986. In the corresponding three month period ended March 31, 2002 revenue was $58,995 with cost of sales of $29,751, giving a gross profit of $29,244.

The Company had a net loss of $118,337 in the three month period ended March 31, 2003 compared to a net loss of $90,139 in the three month period ended March 31, 2002. Expenses decreased from $119,383 in the three months ended March 31, 2002 to $119,322 in the three months ended March 31, 2003.

The Company had a foreign currency translation gain of $84,656 for the three months ended March 31, 2003 compared to a foreign currency translation gain of $37,233 for the three month period ended March 31, 2002. As a result, the Company recorded a comprehensive loss of $33,681 for the three month period ended March 31, 2003 compared to a comprehensive loss of $52,906 for the three month period ended March 31, 2002.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH
31, 2002

Revenue in the nine month period ended March 31, 2003 was $48,506 and gross profit of $48,337. In the corresponding nine month period ended March 31, 2002 revenue was $196,970 with cost of sales of $115,356, giving a gross profit of $81,614.

The Company had a net loss of $402,625 in the nine month period ended
March 31, 2003 compared to a net loss of $262,846 in the nine month period ended March 31, 2002. Expenses increased from $344,460 in the nine months ended March 31, 2002 to $450,962 in the nine months ended March 31, 2003 due to higher consulting, management and engineering expenses but after lower amortization, officers compensation and travel costs.

The Company had a foreign currency translation gain of $87,874 for the nine months ended March 31, 2003 compared to a foreign currency translation gain of $38,095 for the nine month period ended March 31, 2002. As a result, the Company recorded a comprehensive loss of $314,751 for the nine month period ended March 31, 2003 compared to a comprehensive loss of $224,751 for the nine month period ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents increased from $8,482 at July 1, 2002, to $42,086 at March 31, 2003, as a result of increased advances from related parties and funds received as subscription for common stock.

The Company incurred a net loss of $402,625 from operating activities for the period for the period July 1, 2002 to March 31, 2003 primarily due to consulting fees, engineering and management fees. The net cash outlay from operations was reduced as a result of a compensatory stock issue which reduced the cash impact of the operating loss.

The Company recorded revenue of $48,506 for the nine months ending March 31, 2003 under consulting arrangements with AirTV.

The cash flow of the Company from financing activities for the nine months ending March 31, 2003 was from increased advances from related parties, proceeds from the issuance of common stock and funds received as subscription for common stock.

The only investing activities of the Company for the nine months ending March 31, 2003 was asset purchases of $2,350.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None


ITEM 7.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
Ronald J. Chapman, who serves as the Company's Chief Executive Officer,
And Philip A. Shiels, Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES


In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             5/14/2003





By:    /s/
Philip A.  Shiels             Principal Financial Officer        5/14/2003

                                    and Director





By:    /s/
Graham O. Chappell                Director                       5/14/2003

                            CERTIFICATIONS

I hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASI Entertainment, Inc.(the "Registrant" or the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditor and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditor any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 14, 2003

/s/Ronald J. Chapman
---------------------------------------
Ronald J. Chapman, Chief Executive Officer

/s/Philip A. Shiels
---------------------------------------
Philip A. Shiels, Prinicipal Financial Officer

</SEC-DOCUMENT>