Form 10KSB
period 2003-06-30
ASI ENTERTAINMENT INC
filed 2003-10-01
CIK 1067873

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

        For the fiscal year ended June 30, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                         Commission file number 0-27881

                             ASI ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     52-2101695
- - ----------------------------------           -----------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                          Ronald J. Chapman, President
                             1\12, Candlebark Court
                       Research, Victoria, 3095 Australia
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 +61 3 9437 1233
                           --------------------------
                           Issuer's Telephone Number:

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

State issuer's revenues for its most recent fiscal year.   $50,100

===============================================================================

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at June 30, 2003;

Common Stock, par value $.0001 per share                   11,811,227
                                                -----------------------------
Documents incorporated by reference:        None

10KSB

PART I........................................................................2

ITEM 1. DESCRIPTION OF BUSINESS...............................................2

ITEM 2. DESCRIPTION OF PROPERTY...............................................8

ITEM 3. LEGAL PROCEEDINGS.....................................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

PART II. .....................................................................8

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .............8

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

ITEM 10. EXECUTIVE COMPENSATION.. ...........................................14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................17

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................18



PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

ASI Entertainment has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The main offices of the Company are located at 1/12 Candlebark Court, Research, Victoria, 3095 Australia and its telephone number is +61-3-9437-1028 and fax number is +61-3-9437-1299. The United States offices of the Company are located at 15200 East Girard Avenue, Suite 3000 Aurora, Colorado 80014.

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

Increasing use of Email for both business and personal communications, and airline passengers identifying Email as a service they want access to while in flight, created the opportunity for ASI to capitalize on the airline communications and E Commerce markets with two unique software programs:

    1. Data3Mail, an airline Emailing system.

    2. AirCommerce, an in-flight web based E Commerce application previously designated as ASI-9000.

In August 2001, ASI acquired the marketing and manufacturing rights of the SecurEtag package tracking technology. The rights cover both North and South America and Europe.

2. Data3Mail

Data3Mail, is based on ASI's existing flight proven hardware and software platform, the SIU (Server Interface Unit), which has been developed and flight tested in conjunction with INMARSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry). With Data3Mail onboard, passengers can send an Email using their existing Email software and access their Email while in-flight. The system is designed to accommodate all laptops operating under Windows and Macintosh platforms, including Windows 3.1, 95, 98, 2000 X/P and Mac System OS 7 to OS X.

To send an email is now affordable, as the passenger's will only be charged for the actual amount of data transmitted and there are no subscription fees. For as little as $1.00, passengers can access their email. The software displays the cost of the Email prior to sending, and passengers have the option to decide which Emails should be delivered to the aircraft. The central server automatically bills the transactions direct to a credit card and a pre-paid Data3Mail account can also be established for frequent flyers. The reason passengers will select Data3Mail is that it is based on existing software, using their normal Email address. Installation is simple, and it does not interfere with the normal Email settings.

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

Once ASI has established Data3Mail onboard, there is the potential to provide the AirCommerce Program to these major airlines, creating an additional revenue stream for both ASI and the airline. The AirCommerce program accommodates a database of destination information and allows in-flight bookings and reservations. The Company will receive revenues from data communications and from the sale of advertising space available on the AirCommerce programs.

The SecurEtag program will be set up first on a trial basis with a transport company to identify and meet the technical and commercial requirements of the North American market. Once this initial stage is completed, the company will be able to move to a commercial implementation program. The target market for the technology will be companies handling high value and important parcels and are in markets where a premium price can be charged for the SecurEtag service. As the market develops and the cost of the components decreases, the broader freight market will be more viable for the SecurEtag product.

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

The ACAMS has been flight tested and installed on Boeing 747-400 and Boeing 767-300 aircraft. The company has also certified programs on other hardware platforms for Boeing 737-300, 757-200 and the McDonnell-Douglas DC-9-30 and MD-82. The latest version of the ACAMS SIU, incorporating Data3Mail, has gained FAA approval for installation on Boeing 747-400 with Saudis
Airlines and Boeing 767-300 for Alitalia

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

OPERATIONS TO DATE

The company is undergoing Data3mail test flights with Saudi Arabian Airlines and Alitalia as part of an AirTV development program. Under the program, AirTV is paying for the certification and installation of the system.

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

ASI will generate revenue from Data3Mail programs by charging passengers per kilobyte of data transmitted over the air-to-ground link.

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

OPERATIONS AND SUPPLIERS

The Company has two facilities in Australia, one certified to support the SIU hardware platform and the other providing software development, network services, gateway, and administration. The company also has an office in Denver, Colorado providing logistics support and more recently established an office in California to support the strategic alliances being forged with the major aircraft systems manufacturers.

The Company's core component of the Data3Mail and AirCommerce programs is the ACAMS SIU which as been manufactured to date by ASIT Australia and Philips Defence Systems Group. In future the Company anticipates that it will outsource the production of its equipment or will modify equipment from a suitable aviation certified manufacturer.

The Company has out-sourced all of its operations to companies and individuals specializing in either the manufacture and installation of avionics or the
procurement of advertisement sponsors.   The Company will contract with an
installation company to install its equipment on the customer airline. Once installed, the Company out-sources all of the hardware engineering and technical support services to ASIT Australia and other suitably certified organizations.

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

The Company is also marketing its Data3mail to other prospective airline customers.

COMPETITION

The Company believes that it operates in a market niche offering the lowest cost email solution for airlines where there are no other companies providing both the same product with a similar price structure.
The Company believes, however, that the market for technologically advanced in-flight entertainment and communications systems is emerging and that competition to provide such services to the airlines will be intense. The Company is aware of several other companies that provide systems that compete with the Company's products, some of which have been installed on aircraft. Most of these competitors have substantially greater financial and other resources than the Company and, accordingly, may have a significant competitive advantage over the Company.

The effect of September 11 has reduced the Company's principal competitors to only Tenzing and Connexion by Boeing. Companies such as Matsushita Avionics Systems Corporation and Stratos also offer a short message service (SMS) which could be perceived as a competitor to Email. The company is working with both these organizations to integrate the Data3mail system.

The Company believes that it will be able to compete with other companies based on the company's marketing plan that provides flexible terms on equipment and revenue sharing. The Company targets airlines that will be attracted to this structure which allows the airline to provide more customized service at little cost to the airline. The Company believes that although most of the Company's competitors are marketing more technologically advanced communication and entertainment systems, those competing services are offered at a far greater expense to the airlines both in the capital cost and in the operating costs.

For Data3Mail, airlines and their passengers have identified Email as a service which is becoming highly desirable. As a result, a number of companies are offering internet portal services, most still in the development stage.
By comparison, ASI's Data3Mail utilizes the existing Inmarsat satellite data link which is installed on 3000 aircraft. ASI promotes Data3mail system as the lowest cost solution available in the airlines industry. Given the potential size of the market for Email access in commercial passenger aircraft, ASI expects there will be continued competition for ASI's products.

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

There is no assurance that the Company's competitors will not offer services similar to the Company's with a similar business plan. Nor is there an assurance that passengers and airlines will not demand more technologically advanced communication and entertainment products or that the Company will be able to compete with other more established sources for advertising. Similarly, there can be no assurances that other tagging technologies will not be developed that will compete with the SecurEtag technology.

EMPLOYEES

The Company is managed by Ronald Chapman in his capacity as President and Chief Executive Officer and Philip Shiels in his capacity as Executive Director and Chief Financial Officer. The company recently appointed Tom Henderson as Vice President Strategic Business Development. The Company currently contracts the engineering team and engages sub-contractors when additional resources are required.

INDUSTRY OVERVIEW

The events on September 11, 2001 in the USA and the SARS virus have had a significant effect on the airline industry. Despite this, the longer term growth of the airline industry is expected to continue. Boeing are predicting airline passenger growth of 4.9% per annum over the period 2001 - 2020, 2% above the predicted worldwide rate of economic growth of 2.9% for the same period (Source Current Market Outlook 2002, - www.boeing.com/commercial). At this stage, the Company's target market has seen minimal change and following the recent World Airline Entertainment Associations annual conference held in Seattle, Sept. 9 - 12 (www.waea.org) interest in Data3mail has remained high.

In regard to SecurEtag, while security and tracking of packages is a higher priority in the transport industry the worldwide economic downturn has seen a substantial reduction in program development and capital expenditure on new systems. The company expects that the problems associated with security will not change and that as the economies recover so will the demand for new technologies

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than its inventory of equipment, office equipment and fittings and a motor vehicle. The Company maintains its marketing, corporate and administration offices at 1/12 Candlebark Court Research and its engineering and customer support operations at 2/12 Candlebark Court Research.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 11,811,227 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                    Common Stock
                                                           High         Low
March 31, 2000                                $1.25        $1.25
June 30, 2000                                 $1.81        $1.00
September 30,2000                             $1.50        $0.63
December 31, 2000                             $0.63        $0.28
March 31, 2001                                $0.53        $0.50
June 30, 2001                                 $0.51        $0.51
September 30,2001                             $0.51        $0.51
December 31, 200                              $0.51        $0.51
March 31, 2002                                $0.51        $0.21
June 30, 2002                                 $0.35        $0.21
September 30,2002                             $0.20        $0.42
December 31, 2002                             $0.34        $0.60
March 31, 2003                                $0.34        $0.69
June 30, 2003                                 $0.51        $0.72

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

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2003 of $3,079,742. Major components of the loss includes depreciation, amortisation, stock impairment, offering costs, consulting and management fees and foreign currency translation losses. The Company may be required to make significant additional expenditures in connection with the development of the Data3Mail, AirCommerce and SecurEtag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

The Company intends to use future revenues, if any, for the purchase of equipment for its Data3mail, AirCommerce and SecurEtag programs and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

The Company received revenue of $50,100 for the year ending June 30, 2003, compared to revenue of $286,103 for the year ended June 30, 2002.

Net losses increased from $408,429 in the twelve month period ending June 30, 2002, to $895,030 for the twelve month period ending June 30, 2003, as a result of increase operating expenses. Expenses increased from $645,348 for the twelve month period ending June 30, 2002 to $944,9556 for the twelve month period ending June 30, 2003.

The Company had a foreign currency translation gain of $160,058 for the twelve month period ending June 30, 2002, compared to a foreign currency translation gain of $82,778 for the twelve month period ending June 30, 2002. As a result, the Company recorded a comprehensive loss of $734,972 for the twelve months ended June 30, 2003, compared to a comprehensive loss of $325,651 for the twelve months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date. The Company has received revenue totaling $50,100 from its arrangements with AirTV during the fiscal year ended June 30, 2003.

The Company's cash and cash equivalents decreased from $8,482 at June 30, 2002 to negative $2,912 at June 30, 2003 as a result of operating losses.

The Company had a net loss of $895,030 from operating activities for the period July 1, 2002 to June 30, 2003, primarily consisting of management fees and compensation to officers, consulting fees, engineering and stock impairment. The net loss from operating activities for such period was greater than the net loss from operating activities for the period July 1, 2001 to June 30, 2002 primarily as a result of decreased consulting revenue and increased consulting fees, engineering, management fees and travel but after decreased amortisation charge. The Company's revenue for the twelve months ending June 30, 2003 was $50,100, compared to $286,103 in the twelve month period to June 30,2002.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2003 was mainly from the proceeds from issue of common stock, loans from related parties and funds received pending the issue of stock.

The Company's marketing plan anticipates that it will install and maintain the Data3Mail and AirCommerce programs on commercial airlines. This plan may require significant initial capital from the Company for the production, acquisition, installation and maintenance of the Data3Mail and AirComerce programs possibly before any revenues are received. Additional funding will also be required for the certification of the SecurEtag system. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provides capital for the equipment.

The Company has no commitments for capital expenditures in the near future.

GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty Ltd., ("ASIE") an Australian corporation. ASIE had accumulated losses of approximately $1,562,000 at June 30, 2003 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs.

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

June 30, 2002 & 2003

ASI ENTERTAINMENT, INC.
Consolidated Financial Statements



TABLE OF CONTENTS


										Page

INDEPENDENT AUDITOR'S REPORT ON
    THE CONSOLIDATED FINANCIAL STATEMENTS				F-1


CONSOLIDATED FINANCIAL STATEMENTS

		Consolidated balance sheet				F-2
		Consolidated statement of operations		F-3
		Consolidated statement of stockholders' equity	F-4
		Consolidated statement of cash flows		F-5
		Notes to consolidated financial statements	F-7

                             RONALD R. CHADWICK, P.C.
                            Certified Public Accountant
                          2851 South Parker Road, Suite 720
                             Aurora, Colorado  80014
                             Telephone (303)306-1967
                                Fax (303)306-1944

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of ASI
Entertainment, Inc. as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                   /s/Ronald R. Chadwick, P.C.
September 22, 2003                                     RONALD R. CHADWICK, P.C.

                             ASI ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                June 30, 2003

ASSETS

Current assets
Cash                                                   $            -
Accounts receivable                                            48,888
Advances                                                       50,166
Other                                                           3,574
Total current assets                                          102,628

Property and equipment, net                                   885,018
                                                              885,018

Total Assets                                                $ 987,646

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank credit                                                   $ 2,912
Accounts payable and accrued expenses                          42,471
Due to related parties                                        354,096
Stock subscription payable                                     21,885
Total current liabilities                                     421,364

Total Liabilities                                             421,364

Stockholders' Equity
Preferred stock, $.0001 par value;
20,000,000 shares authorized; none issued and outstanding           -
Common stock, $.0001 par value;
100,000,000 shares authorized;
11,811,227 issued and 11,761,227 outstanding                    1,181
Additional paid in capital                                  4,390,318
Additional paid in capital - discount on shares              (745,470)
Treasury stock - par value (50,000 shares)                         (5)
Accumulated deficit                                        (2,851,575)
Accumulated other comprehensive loss                         (228,167)
Total Stockholders' Equity                                    566,282

Total Liabilities and Stockholders' Equity                  $ 987,646


The accompanying notes are an integral part of the consolidated financial statements.

                             ASI ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                    For The Years Ended June 30, 2002 and 2003


                                                 2002               2003

Sales, net                                    $ 286,103          $ 50,100

Cost of sales                                   (49,184)             (186)

Gross margin                                    236,919            49,914

Selling, general and administrative expenses    645,348           944,955

Loss from operations                           (408,429)         (895,041)

Other income (expense)
Interest income                                                        11
Interest expense

Income (loss) before provision for income taxes(408,429)         (895,030)

Provision for income tax                              -                 -

Net income (loss)                            $ (408,429)       $ (895,030)

Other comprehensive income (loss)
Foreign currency translation gains (losses)      82,778           160,058

Comprehensive loss                           $ (325,651)       $ (734,972)

Net income (loss) per share
(Basic and fully diluted)                       $ (0.04)          $ (0.08)

Weighted average number of
common shares outstanding                     9,831,126        11,285,136






The accompanying notes are an integral part of the consolidated financial statements.

                                                 ASI ENTERTAINMENT, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  For The Years Ended June 30, 2002 and 2003

                                                                   Paid in                               Accum.
                                                                   Capital                               Other         Stock-
                                Common      Stock     Paid In      Discount    Treasury     Accum.       Compre.       holders'
                                Shares      Amount    Capital      On Shares    Stock       Deficit     Income/loss     Equity
                              ---------     ------    -------      ---------    -----       -------     ----------     -------
Balances at June 30, 2001     6,344,587     $ 634   $3,592,588    $ (745,470)   $ (5)    $(1,548,116)   $ (471,003)  $ 828,628

Exercise of stock options         4,167         1        2,083                                                           2,084

Compensatory stock issuances     87,500         9       71,267                                                          71,276

Issuance of stock for assets   3,931,347      393         (393)                                                              -

Issuance of stock for
stock subscription payable       250,000       25      124,975                                                         125,000

Foreign currency
translation gain (loss)                                                                                     82,778      82,778

Net gain (loss) for the year
ended June 30, 2002                                                                         (408,429)                 (408,429)
                              ----------   ------    ---------      --------     ---     -----------     ---------     -------
Balances at June 30, 2002     10,617,601  $ 1,062   $3,790,520    $ (745,470)   $ (5)   $ (1,956,545)   $ (388,225)  $ 701,337

Exercise of stock options        379,840       38      189,882                                                         189,920

Compensatory stock issuances     642,500       64      321,186                                                         321,250

Issuance of stock for cash       171,286       17       76,358                                                          76,375

Compensatory option issuances                           12,372                                                          12,372

Foreign currency
translation gain (loss)                                                                                    160,058     160,058

Net gain (loss) for the year
ended June 30, 2003                                                                        (895,030)                  (895,030)
                              ----------  ------    ---------     ---------     ---     -----------     ---------     --------
Balances at June 30, 2003     11,811,227 $ 1,181   $4,390,318    $ (745,470)   $ (5)   $ (2,851,575)    $ (228,167)  $ 566,282

                   The accompanying notes are an integral part of the consolidated financial statements.
                                                         F-4

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  For The Years Ended June 30, 2002 and 2003


                                                    2002            2003

	Cash Flows From Operating Activities:
	Net income (loss)                        $ (408,429)     $ (895,030)

	Adjustments to reconcile net income to
	net cash provided by (used for)
	operating activities:
	Depreciation                                  3,285           4,236
	Amortization                                 52,410          16,178
	Compensatory stock issuances                 71,276         321,250
	Compensatory option issuances                                12,372
	Impairment write down                                       175,395
	Trade accounts receivable                    26,021         (28,888)
	Other receivables                            (2,829)           (378)
	Accounts payable and accrued expenses         8,575          (3,465)
	Net cash provided by (used for)
	operating activities                       (249,691)       (398,330)

	Cash Flows From Investing Activities:
	Purchase of fixed assets                    (13,575)         (5,048)
	Net cash provided by (used for)
	investing activities                        (13,575)         (5,048)




(Continued On Following Page)









	The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  For The Years Ended June 30, 2002 and 2003

  (Continued From Previous Page)


                                                    2002            2003
Cash Flows From Financing Activities:
Due to related parties                             53,175          94,413
Issuance of common stock                            2,084         266,295
Common stock subscription payable                                  21,885
Net cash provided by (used for)
financing activities                               55,259         382,593

Effect of exchange rate changes on cash           (15,217)          9,391

Net Increase (Decrease) In Cash                  (223,224)        (11,394)
Cash At The Beginning Of The Period               231,706           8,482

Cash At The End Of The Period                     $ 8,482        $ (2,912)


Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------
During 2002 the Company issued 3,931,347 shares of common stock in exchange for intellectual property rights on which the Company placed no valuation. 2,068,653 common shares remain to be issued pursuant to the transaction.


Supplemental Disclosure
-----------------------
                                                  2002              2003
Cash paid for interest                      $ -               $ -
Cash paid for income taxes                  $ -               $ -









  The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. On July 1, 1998 ASI acquired 100% of the issued and outstanding stock of ASI Entertainment Pty., Ltd. ("ASIE") in a transaction accounted for as a recapitalization of ASI Entertainment Pty. Ltd., with ASI Entertainment Pty., Ltd. considered the predecessor pursuant to the acquisition. ASIE provides Email and Ecommerce systems for airline passengers with its Data3mail and AirCommerce products. The Company's wholly owned subsidiary, ASI Technologies, Inc. is an inactive corporation, incorporated on April 1, 1998 under the laws of Delaware. ASIE's wholly owned subsidiary, ASI Media Pty., Ltd. ("ASI Media") is an inactive corporation whose sole purpose is to act as trustee to the ASI Media Unit Trust (the "Unit Trust"). ASI Entertainment, Inc. and its subsidiaries are hereinafter referred to as the "Company".

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At June 30, 2003 and 2002 the Company had net operating loss carryforwards of approximately $1,714,000 and $1,330,000 which expire under Australian tax law at various dates through the year 2008, in addition to net operating loss carryforwards of approximately $1,137,000 and $630,000 for U.S. tax purposes at June 30, 2003 and 2002 which begin to expire in 2019. The deferred tax asset created by the Australian and U.S. net operating losses ($443,472 for U.S. tax purposes) has been offset by a 100% valuation allowance. The change in the valuation allowance for U.S. tax purposes in 2003 was $198,268.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

                                     ASI ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Products and services, geographic areas and major customers

Company sales are derived from the sale of in-flight video and audio entertainment and data communications to the commercial airline industry and advertising time on its ASI-9000 Programs, are to external customers, and currently originate in and through the Company's Australian subsidiary ASI Entertainment Pty., Ltd. to non-domestic customers. The Company had one major customer accounting for 100% of its sales. In addition to cost of goods sold, the Company incurred direct marketing expenses of approximately 40% on its sales in 2002. The Company's long term assets are held through ASI Entertainment Pty., Ltd. in Australia.

                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company's commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (An amendment of FASB Statement
No. 123)". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has adopted the provisions of SFAS
No. 148 which are effective for financial statements issued for fiscal years beginning after December 15, 2002. The adoption did not have a material effect on the results of operations of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments. The Company has adopted the provisions of SFAS No. 149 which are effective in general for contracts entered into or modified after June 30, 2003. The adoption did not have a material effect on the results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has adopted the provisions of SFAS No. 150 which are effective in general for financial instruments entered into or modified after May 31, 2003. The adoption did not have a material effect on the results of operations of the Company.

                                     ASI ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2003 the Company owed officers, directors, and related parties $354,096 for expenses incurred on behalf of the Company.

The Company in 2003 and 2002 incurred expenses of approximately $166,000 and $109,000 respectively to a company affiliated through common stockholders and directors for management expenses.

The Company has established an agreement with ASI Technologies Pty., Ltd., ("ASIT"), a company related by stock ownership, giving the Company the sole right to purchase certain hardware and technical support used in its business operations. The Company was owed approximately $50,000 by ASIT at June 30, 2003.

The Company acquired certain intellectual property rights in August, 2001 from a Company related by common control (see Note 5).


NOTE 3. LEASE COMMITMENTS

The Company carries two leases for office and storage space in Australia. The leases expire in 2004 and 2006, are noncancellable, and carry options to renew. Combined monthly payments are approximately $1,450 per month plus taxes. Rent expense incurred under the leases in 2003 was approximately $10,500. Subsequent to June 30, 2003 future minimum payments under the lease not including estimated costs for taxes are approximately $24,600. Subsequent to June 30, 2003 minimum future lease payments for each of the next three years are approximately $8,900, $8,500 and $7,300.

                                     ASI ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. PROPERTY AND EQUIPMENT

On December 16, 1996, the Company purchased from ASI Technologies Pty., Ltd. ("ASIT"), a related party, but not a shareholder at that time, nine CMA-3200 Hardware Platforms (developed and produced by a third party), a component of the ASI-9000 Program, for a price of $418,424 ($352,215 as translated at June 30, 2003) through the issuance of 659,975 shares of common stock of the Company. On September 30, 1997, the Company purchased Airline Cabin Management and Communication Systems ("ACAMS"), which are the next generation hardware platforms developed by ASIT, and other equipment from ASIT for a price of $1,081,650 ($1,000,650 as translated at June 30, 2003) through the issuance of 1,875,000 shares of common stock and 1,875,000 common stock purchase options. The price of both purchases represents ASIT's original cost in such systems.

The following is a summary of property and equipment at June 30, 2003:

CMA-3200, ACAMS and other                                        $  1,177,077
Less: Accumulated depreciation                                       (292,059)
                                                                $     885,018


The CMA-3200 equipment is fully depreciated with a remaining salvage value of $59,556. Depreciation expense for the years ended June 30, 2003 and 2002 was $4,236 and $3,285 respectively. The Company tested its ACAMS hardware platform equipment at the end of 2003 for impairment, as the equipment had not yet been placed in service or depreciated for several years. Although cash flow analysis indicated no need to impair, the Company took an impairment write down on the equipment of 20% ($178,773 as translated at June 30, 2003) as the equipment has not been placed in service for several years, making its usefulness vulnerable to technological changes and airline industry economic downturns. The write down of $178,773 is included in the $944,955 listed under the caption "selling, general and administrative expenses" for 2003 on the consolidated statement of operations.


NOTE 5.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2003 had 100,000,000 shares of authorized common stock, $.0001 par value, with 11,811,227 shares issued, 11,761,227 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

The Company acquired in August, 2001 from a Company related by common control, intellectual property rights to a parcel tracking and delivery system called "SecurEtag".

                                     ASI ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

The purchase price was 6,000,000 of the Company's common shares. The Company recorded no value on the transaction. Of the 6,000,000 common shares called for by the purchase agreement, the Company has issued 3,931,347 common shares, with an additional 2,068,653 common shares to be issued upon request by the selling party.

Preferred stock

The Company as of June 30, 2003 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2003 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In July, 1998 the Company issued 43,158 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share to a consulting company as compensation for services, and issued 4,384,015 options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share to option holders in ASIE in exchange for their outstanding options in ASIE. These options, totaling 2,947,283 at the beginning of the year, have an extended option term ending June 30, 2004. During the year ended June 30, 2003, 379,840 of these options were exercised. As of June 30, 2003, 2,567,443 of these options remained outstanding and are exercisable through June 30, 2004.

In May, 2002, the Company granted 250,000 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option term running through June 30, 2004, to a company for consulting services. As of June 30, 2003, 250,000 of these options remained outstanding. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, expected life of one year, volatility of 106%. The Company incurred and recorded compensation expense under these stock options of $27,526 in 2002.

                                     ASI ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

In 2003, the Company granted 40,000 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option terms expiring in 2004 and 2005, to individuals for consulting services. As of June 30, 2003, 40,000 of these options remained outstanding. The fair value of these option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, expected lives ranging from two to two and one-half years, volatility from 135 - 150%. The Company incurred and recorded compensation expense under these stock options of $12,372 in 2003.

Employee stock options

The Company applies APB Opinion 25 and Related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options (and no employee stock options were granted in 2002 or 2003). Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would not have changed as indicated in the pro forma amounts below:

                                               2002                  2003
                                               ----                  ----
Net income (loss)          As reported    $(  408,429)           $(  895,030)
                           Pro forma      $(  408,429)           $(  895,030)

Basic and fully diluted    As reported    $(.04)                 $(.08)
    earnings per share     Pro forma      $(.04)                 $(.08)

The fair value of each option grant (if any) for pro forma purposes would have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, expected life of two years, volatility of 0%.

In July, 1998, the Company issued 500,000 options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $.50 per share to certain officers and directors of the Company in exchange for their outstanding options in ASIE. These options have an extended option term ending June 30, 2004. As of June 30, 2003, 333,333 of these options remained outstanding.

                                     ASI ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

A summary of the status of the Company's employee stock options as of June 30, 2003 is presented below:


                                                                Weighted Ave.
Options                                     Shares              Exercise Price
-------                                     ------              --------------
Outstanding at
beginning of period                        333,333                 $ 0.50
Granted                                          -                      -
Exercised                                        -                      -
Forfeited                                        -                      -
                                           -------                  -----
Outstanding at
   end of period                           333,333                 $ 0.50
Options exercisable
   at period end                          333,333
Weighted average fair
   value of options
   granted during the
   the period                                                      $    -


The following table summarizes information about employee stock options outstanding at June 30, 2003.

                       Options Outstanding                 Options Exercisable
              ---------------------------------------   ----------------------
                          Weighted Ave.                               Weighted
Range of      Number      Remaining      Weighted Ave.  Number        Ave.
Exercise      Outstanding Contractual    Exercise       Exercisable   Exercise
Price         at 6/30/03  Life           Price          at 6/30/03    Price
--------      ----------  ------------   ------------   ----------    --------
$ 0.50         333,333       1 Year         $ 0.50        333,333      $ 0.50

                                     ASI ENTERTAINMENT, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  GOING CONCERN

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name:                             Title:
- - -----                         ------

Ronald J. Chapman                 President and Director

Graham O. Chappell                Director

Philip A. Shiels                  Executive Director and Chief Financial
                                   Officer and Director

Richard W. Mason                  Director

Thomas D. Henderson               Director, Vice President Strategic Business
                                   Development

Dr Elizabeth L. Young             Director


All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, the Company's Bylaws provide for not less than one nor more than seven directors. Currently, there are six directors of the Company. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RONALD J. CHAPMAN, 51, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are Subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 75% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 58, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 51, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

RICHARD W. MASON, 70, has been a director of the Company since June, 1998. From 1989 through 1997, Mr. Mason served as president of Global Aviation Associates, Inc. From June, 1997 to February, 2001, Mr. Mason served as chairman of the Board of Directors of Global Aviation Associates Inc., Aurora, Colorado. Prior to forming Global Aviation, Mr. Mason held the position of Vice President of Combs Gates, Inc. (a subsidiary of Gates Learjet) Denver Colorado, a company with which he was associated twenty years. From 1995 to 2001, Mr. Mason served as vice president of Lasting Treasures Publishing Company, Houston, Texas, a music publishing company.

THOMAS D. HENDERSON, 60, joined the Board in March, 2003 and assumed the role of Vice President Strategic Business Development. Mr Henderson has held senior positions in the aerospace industry, most recently as Vice President, Business Development with Thales In-Flight Systems. During his career, Mr Henderson has successfully developed a number of avionic products including surveillance systems for fire safety, security and entertainment applications and holds patents for various imaging technologies.

DR ELIZABETH L. YOUNG, 60, joined to Board in May, 2003 as a Director and corporate advisor. Dr Young has held executive positions in the aeronautical communications field for more than 15 years. Most recently, she served as Vice President and General Manager of Aeronautical Communications at SITA. She has extensive experience in satellite communications, having been a senior executive at COMSAT for ten years and before that, serving as President of the Public Service Satellite Consortium. Her early career was spent in broadcast management. She has served as a consultant and speaker for many organizations in the satellite and communications fields over the years, and has taught and written extensively in her fields.

ITEM 10. EXECUTIVE COMPENSATION.

The Company has not entered into any employment agreements with its executive officers or directors nor has it obtained any key-man life insurance.

Each director is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called. The Company presently has six directors.

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2003. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2003:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL    ANNUAL      COMPENSATION        OTHER
POSITION                     YEAR      SALARY      BONUS/AWARDS    COMPENSATION
                                                                      ALL OTHER


Ronald Chapman,
President                     2002       0              0           $42,095 (1)

Philip Shiels,
Chief Financial Officer       2002       0              0           $35,079 (2)

1. Directors fees

2. Management fees

3. The Company was invoiced A$98,221 for management services rendered by Research No.1 Trust.


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

                                         Shares of Common
                                         Stock Beneficially    Percentage of
Name, Position and Address               Owned                 Shares Owned

Ronald J. Chapman (3)                    4,318,507              33.3%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (4)                   1,248,077              10.2%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (5)                       918,689               7.7%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard W. Mason                            50,000               0.4%
Director
79 Tami Road
Red Feather Lakes, Colorado 80013

Thomas D. Henderson                                 0                 0%
Director and Vice President Strategic Development
1646 Bay Hill Drive
San Marcos, CA, 92069

Elizabeth L. Young                               0                 0%
Director
220 Pipe-n-Tree Drive
Hartfield, VA, 23071

Chapman International Pty. Ltd. (6)        783,333               6.5%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

Research No. 1 Trust (7)                 3,060,255              24.4%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Wardour Consultants Ltd. (8)             1,312,500              10.7%
Nine Queens Road
Suite 605-6
Central, Hong Kong

Research No. 2 Trust (9)                   918,689               7.7%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Glasser Limited. (10)                     801,056               6.8%
Suite 803  Luk Yu Building
24 - 26 Stanley St.,
Central Hong Kong
Hong Kong

Chappell Salikin Weil
Associates Pty. Ltd.(11)                  788,006               9.9%
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

All the officers and directors
as a group (6 persons)                   6,535,272              48.3%


(1) Assumes 11,811,227 shares of Common Stock outstanding and assumes exercise of options held by named security holder.
(2)  Assumes sale of all the Securities offered by the Selling Securityholders.
(3) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia which owns 266,575 Shares and Mr. Chapman is the majority shareholder thereof and may be deemed to be the beneficial owner of such Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,326,922 Shares. The listed share holdings also include the Options to purchase 333,333 Option Shares held by Chapman International Pty. Ltd., Options to purchase 83,337 Option Shares held directly by Mr. Chapman, and Options to purchase 733,333 Options Shares held by the Research No. 1 Trust.
(4) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares and 416,671 Option Shares held by it. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner.
(5) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 752,022 Shares and 166,667 Options. Mr. Shiels is a 45% shareholder of ASI Holdings Pty. Ltd. which, in turn, holds 61.5% of ASIT Australia. Mr. Shiels is not deemed to be a beneficial owner thereof.
(6) Includes 450,000 Shares and 333,333 Options. Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd.
(7) Includes 2,326,922 Shares and 733,333 Options. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,326,922 Shares.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has purchased the intellectual property of the ACAMS/ASI-9000 from ASI Australia and has contracted to purchase the ACAMS, when available, from ASIT Australia. ASIT Australia provides maintenance and servicing of the ACAMS Hardware. Ronald J. Chapman, President and a director of the Company, controls Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. ASIT Australia which, in turn, owns 61.5% of ASI Australia. Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 45% shareholder of ASI (Holdings) Pty. Ltd. Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd.

Ronald Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's subsidiaries ASI Entertainment Pty. Ltd. ("ASIE Australia") and ASI Media Pty. Ltd. Ronald Chapman and Philip Shiels are the directors and officers of ASIT Australia.

Chapman International Pty. Ltd. will likely provide management services to the Company. Ronald J. Chapman, President and a director of the Company, is the beneficial owner of 100% of Chapman International Pty. Ltd..

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

Signature                                 Title                       Date
- - - - ---------                                 -----                   ----


/s/ Ronald J. Chapman                     Director                  9/30/03
- - - - --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                  9/30/03
- - - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                      Director                  9/30/03
- - - - --------------------------------
     Philip A.  Shiels


/s/ Richard Mason                      Director                  9/30/03
- - - - --------------------------------
     Richard Mason


/s/ Thomas D. Henderson           Director                  9/30/03
- - - - --------------------------------
     Thomas D. Henderson


/s/ Elizabeth L. Young                Director                  9/30/03
- - - - --------------------------------
     Elizabeth L. Young

<                         CERTIFICATIONS

I, Ronald J. Chapman, certify that:

1. I have reviewed this annual report on Form 10-KSB of ASI Entertainment, Inc.(the "Registrant" or the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the
Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: September 30, 2003

/s/Ronald J. Chapman
---------------------------------------
Ronald J. Chapman, Chief Executive Officer