Form 10KSB/A
period 2003-06-30
ASI ENTERTAINMENT INC
filed 2003-10-28
CIK 1067873

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


/s/ Philip A. Shiels                      Director                  9/30/03
- - - - --------------------------------
     Philip A.  Shiels


/s/ Richard Mason                      Director                  9/30/03
- - - - --------------------------------
     Richard Mason


/s/ Thomas D. Henderson           Director                  9/30/03
- - - - --------------------------------
     Thomas D. Henderson


/s/ Elizabeth L. Young                Director                  9/30/03
- - - - --------------------------------
     Elizabeth L. Young

                           CERTIFICATIONS

I, Ronald J. Chapman, certify that:

1. I have reviewed this annual report on Form 10-KSB of ASI
Entertainment, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 30, 2003

/s/ Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer



                            CERTIFICATIONS

I, Philip A. Shiels, certify that:

1. I have reviewed this annual report on Form 10-KSB of ASI
Entertainment, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 30, 2003

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer




                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
September 30, 2003


/s/     Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
September 30, 2003

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]