Form 10QSB
period 2003-09-30
ASI ENTERTAINMENT INC
filed 2003-11-13
CIK 1067873

FILED AS OF DATE:

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			ASI ENTERTAINMENT INC
		CENTRAL INDEX KEY:			0001067873
		STANDARD INDUSTRIAL CLASSIFICATION:	AIRCRAFT PART & AUXILIARY
                                                 EQUIPMENT, NEC [3728]
		IRS NUMBER:				522101695
		STATE OF INCORPORATION:		DE
		FISCAL YEAR END:			0630

	FILING VALUES:
		FORM TYPE:		10QSB
		SEC ACT:
		SEC FILE NUMBER:	000-27881
		FILM NUMBER:	544289

	BUSINESS ADDRESS:
		STREET 1:		1/12 CANDLEBARK COURT
		STREET 2:
		CITY:			RESEARCH
		STATE:		VICTORIA
		ZIP:			3095
		COUNTRY:		AUSTRALIA
		BUSINESS PHONE:	61 3 9437 1233

	MAIL ADDRESS:
		STREET 1:		79 TAMI RD
		STREET 2:
		CITY:			RED FEATHER LAKES
		STATE:		CO
		ZIP:			80545











                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2003


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

                             1/12 Candlebark Court
                        Research, Victoria, 3095, Australia
                      (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,831,227

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................8

PART II:    OTHER INFORMATION............................................9

Item 1.  Legal Proceedings...............................................9

Item 2.  Changes in Securities and Use of Proceeds.......................9

Item 3.  Defaults Upon Senior Securities.................................9

Item 4.  Submission of Matters to a Vote of Security Holders.............9

Item 5.  Other Information...............................................9

Item 6.  Exhibits and Reports on Form 8-K...............................10

Item 7.  Controls and Procedures........................................10
......
SIGNATURES..............................................................11

CERTIFICATIONS..........................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $     10,924
Receivables                                                            24,253
Other receivables                                                      58,230
                                                                 ------------
Total Current Assets                                                   93,407
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           838,058
                                                                 ------------
Total Non Current Assets                                              838,058
                                                                 ------------
TOTAL ASSETS                                                    $     931,465
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  39,531
Due to related parties                                                399,306
Stock subscriptions payable                                           107,874
                                                                 ------------
Total Liabilities                                                     546,711
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 11,831,227 shares issued
 and outstanding                                                        1,183
Additional paid-in capital                                          4,400,316
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (3,080,441)
Accumulated other comprehensive loss                                 (190,829)
                                                                   ----------
Total Stockholders' Equity                                            384,754
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     931,465
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three            Three
                                   months          months
                                   ending          ending
                                 September         September
                                  30, 2003        30, 2002
                                 ---------        ---------

REVENUES                                 0           26,401
Cost of sales                            0              174
Interest income                         13                0
                                 ---------        ---------
Gross Profit                            13           26,227
                                 ---------        ---------
EXPENSES:
Accounting and auditing             10,040            3,555
Advertising and promotion              254                0
Amortisation                             0           13,729
Banking                                631              116
Consulting expense                       0          154,006
Convention expenses                 12,913           16,553
Corporate Administration             5,845             (114)
Depreciation                           608              992
Directors fees                           0                0
Engineering                         25,379           18,938
Interest                                 0              135
Loss on sale of asset                3,196                0
Management fee                      31,814                0
Marketing expense                    1,528                0
Officers' compensation              42,899           18,075
Office expenses, rent and
 utilities                          14,164            6,240
Stock impairment                    49,438                0
Travel                              30,171            2,387
                                 ---------        ---------
Total Expenses                     228,880          234,612
                                 ---------        ---------
NET PROFIT/(LOSS)                $(228,867)       $(208,385)
                                 =========        =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                     37,338          (31,184)
                                 ---------        ---------
COMPREHENSIVE LOSS              $ (191,529)       $(239,569)
                                ==========        =========
Weighted average number of
 shares outstanding during
 the period                     11,821,227       10,698,851
                                 =========        =========
Net Loss per common share
 and equivalents                 $  (0.019)       $  (0.019)
                                 =========        =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                       Three months         Three months
                                         ending              ending
                                      September 30,        September 30,
                                           2003               2002
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                                 (228,867)       $   (208,385)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                  608                 992
Amortisation                                    0              13,729
Compensatory stock issuances                    0             131,250
Write down for stock impairment            49,439                   0

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                  24,635             (10,000)
Other Receivables                          (3,702)              2,490

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (2,940)             (4,807)
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                      68,040            (133,654)
                                       ----------          ----------
Net cash used in operating
activities                               (160,827)            (74,731)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                               9,150              (2,125)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                        9,150              (2,125)
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in amount
due to related parties                     45,211              22,162


       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                       Thre months        Three months
                                         ending             ending
                                         September 30,    September 30,
                                           2003              2002
                                        ---------           ---------

Proceeds from issuance of
common stock, net                          10,000                   0
Common stock subscription payable          85,988              62,749
                                        ---------          ----------

Net cash from financing
activities                                141,199              84,911
                                       ----------          ----------

Effect of exchange rate
changes on cash                            24,312               1,009
                                       ----------          ----------
Net increase (decrease) in
 cash                                      13,834               9,064
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    (2,910)              8,482
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $   10,924          $   17,546
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2003
                                 (UNAUDITED)

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

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB/A for the year ended June 30, 2003.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF SEPTEMBER 30, 2003
                              (UNAUDITED)

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $3,080,000 at September 30, 2003 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended September 30, 2003, the Company issued 20,000 shares of common stock. As a result, the Company has taken up Common Stock of $2 and Additional Paid-In Capital of $9,998.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2003 and the Form 10-KSB/A for the fiscal year ended June 30, 2003.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue and Gross profit in the three month period ended September 30, 2003 was $13. In the corresponding three month period ended September 30, 2002 revenue was $26,227 and gross profit was $26,227.

The Company had a net loss of $228,867 in the three month period ended September 30, 2003 compared to a net loss of $208,385 in the three month period ended September 30, 2002. Expenses decreased from $234,612 in the three months ended September 30, 2002 to $228,880 in the three months ended September 30, 2003.

The Company had a foreign currency translation gain of $37,338 for the three months ended September 30, 2003 compared to a foreign currency translation loss of $31,184 for the three month period ended September 30, 2002. As a result, the Company recorded a comprehensive loss of $191,529 for the three month period ended September 30, 2003 compared to a comprehensive loss of $239,569 for the three month period ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities of ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary) and from subsequent capital raisings, for payment of operating costs to date.

The Company's cash and cash equivalents increased from negative $2,910 at July 1, 2003, to $10,924 at September 30, 2003, as a result of increased advances from related parties, from the proceeds of issue of common stock and funds received as subscription for common stock.

The Company incurred a net loss of $228,867 from operating activities period for the period July 1, 2003 to September 30, 2003 primarily due to engineering, management fees, officers compensation and travel. The net cash impact of the operating loss was reduced because of the inclusion of a write down for stock impairment.

The Company did not have any revenue in the three months ending September 30, 2003.

The cash flow of the Company from financing activities for the three months ending September 30, 2003 was from increased advances from related parties, proceeds from the issuance of common stock and funds received as subscription for common stock.

The only investing activities of the Company for the three months ending September 30, 2003 was the sale of an asset with a book value of $9,150.

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

The Company's latest product, G3CARS, will be sold to airlines on the basis that the airlines acquire the hardware, and pay to ASI an initial fee for the customization of the software and then a fixed fee per flight for software support. Future funding will be required for product marketing and receivables. ASI has signed its first agreement for G3CARS with Italian airline Air One, and will receive its initial payment in the current accounting period.

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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             11/13/2003





By:    /s/
Philip A.  Shiels             Principal Financial Officer        11/13/2003

                                    and Director





By:    /s/
Graham O. Chappell                Director                       11/13/2003

EX-31.1   CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Ronald J. Chapman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASI Entertainment, Inc.;

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

Date: November 13, 2003

/s/ Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer

EX-31.2 CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASI Entertainment,
2. Inc.;

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

Date: November 13, 2003

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


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
November 13, 2003


/s/     Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
November 13, 2003

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>