Form 10QSB
period 2003-12-31
ASI ENTERTAINMENT INC
filed 2004-02-12
CIK 1067873

FILED AS OF DATE:

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			ASI ENTERTAINMENT INC
		CENTRAL INDEX KEY:			0001067873
		STANDARD INDUSTRIAL CLASSIFICATION:	AIRCRAFT PART & AUXILIARY
                                                 EQUIPMENT, NEC [3728]
		IRS NUMBER:				522101695
		STATE OF INCORPORATION:		DE
		FISCAL YEAR END:			0630

	FILING VALUES:
		FORM TYPE:		10QSB
		SEC ACT:
		SEC FILE NUMBER:	000-27881
		FILM NUMBER:	544289

	BUSINESS ADDRESS:
		STREET 1:		15200 EAST GIRARD
		STREET 2:		SUITE 3000
		CITY:			AURORA
		STATE:		CO
		ZIP:			80014
		BUSINESS PHONE:	970 881 3573

	MAIL ADDRESS:
		STREET 1:		79 TAMI RD
		STREET 2:
		CITY:			RED FEATHER LAKES
		STATE:		CO
		ZIP:			80545











                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2003


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

                         C/- ASI Entertainment Pty. Ltd.
                             1/12 Candlebark Court
                        Research, Victoria, 3095, Australia
                      (Address of principal executive officers)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,515,899

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2003

                                 INDEX

PART I.     FINANCIAL INFORMATION........................................2

Item 1.  Financial
         Statements......................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................8

PART II:    OTHER INFORMATION...........................................10

Item 1.  Legal Proceedings..............................................10

Item 2.  Changes in Securities........... ..............................10

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

CERTIFICATIONS..........................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2003
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $     55,730
Receivables                                                            26,827
Other receivables                                                      65,350
                                                                 ------------
Total Current Assets                                                  147,907
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           872,088
                                                                 ------------
Total Non Current Assets                                              872,088
                                                                 ------------
TOTAL ASSETS                                                    $   1,019,995
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  33,218
Due to related parties                                                439,570
                                                                 ------------
Total Liabilities                                                     472,788
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 12,515,899 shares issued
 and outstanding                                                        1,253
Additional paid-in capital                                          4,742,584
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (3,290,568)
Accumulated other comprehensive loss                                 (160,587)
                                                                   ----------
Total Stockholders' Equity                                            547,207
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,019,995
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three       Six        Three        Six
                                   months     months      months      months
                                   ending     ending      ending      ending
                                  December    December    December    December
                                  31, 2003    31, 2003    31, 2002    31, 2002
                                 ---------   ---------   ---------   ---------

REVENUES                            17,763      17,059      20,000      46,466
Cost of sales                            0           0           0        (176)
Interest income                          0          14           7          11
                                 ---------   ---------   ---------   ---------
Gross Profit                        17,763      17,073      20,007      46,301
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              2,451      12,826       6,084       9,616
Advertising and promotion              160       2,013           0           0
Amortisation                             0           0       1,491      15,302
Banking                                101         747         166         326
Consulting expense                  30,000      30,000       2,688     133,938
Convention expenses                    383      13,837      (1,785)     11,773
Corporate Administration             2,460       8,203       3,565       3,428
Depreciation                           293         915       1,011       2,003
Engineering                         38,732      63,668      25,326      44,207
Interest                                 0           0           0         137
Loss on sale of asset                    0       3,333           0           0
Management fee                      18,697      50,510      23,446      46,289
Officers' compensation              24,158      67,147      18,422      36,497
Office expenses, rent and
 utilities                          14,265      28,473       5,353      11,602
Stock impairment                    53,695     103,135           0           0
Travel                              28,601      58,939      13,838      16,118
                                 ---------   ---------   ---------   ---------
Total Expenses                     213,996     443,746      99,605     331,236
                                 ---------   ---------   ---------   ---------
NET PROFIT/(LOSS)                $(196,233)  $(426,673)  $ (79,598)  $(284,935)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE
 INCOME (LOSS)
Foreign currency translation
 gains (losses)                     (7,096)     30,242      34,401       3,217
                                ----------   ---------   ---------   ---------
COMPREHENSIVE LOSS              $ (203,329) $ (396,431)  $ (45,197)  $(281,718)
                                ==========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                     12,173,563  12,163,563  10,988,144  10,856,894
                                ==========  ==========  ==========  ==========
Net Loss per common share
 and equivalents                 $  (0.016) $   (0.035)  $  (0.007)  $  (0.026)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                        Six months          Six months
                                          ending              ending
                                       December 31,        December 31,
                                           2003                2002
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                                 (426,673)           (284,935)
                                     ------------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                  915               2,003
Amortisation                                    0              15,302
Compensatory stock issuances               30,000             133,938
Write down for stock impairment           103,134                   0

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                  22,062             (31,429)
Other Receivables                          (5,431)               (114)

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (9,253)             (6,505)
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                     141,427             113,195
                                       ----------          ----------
Net cash used in operating
activities                               (285,246)           (171,740)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                               8,734              (3,909)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                        8,734              (3,909)
                                       ----------          ----------
Cash flow from financing
activities:
Increase (decrease) in amount
due to related parties                     85,475              26,481

       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                        Six months         Six months
                                          ending             ending
                                        December 31,       December 31,
                                           2003               2002
                                        ---------           ---------

Proceeds from issuance of
common stock, net                         273,159              88,375
Common stock subscription payable               0              51,518
                                        ---------          ----------

Net cash from financing
activities                                358,634             166,374
                                       ----------          ----------

Effect of exchange rate
changes on cash                           (23,482)              3,162
                                       ----------          ----------
Net increase (decrease) in
 cash                                      58,640              (6,113)
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     2,910               8,482
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          55,730               2,369
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2003
                                 (UNAUDITED)

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