Form 10QSB/A
period 2003-12-31
ASI ENTERTAINMENT INC
filed 2004-02-19
CIK 1067873

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF DECEMBER 31, 2003
                              (UNAUDITED)

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $3,290,000 at December 31, 2003 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended December 31, 2003, the Company issued 624,672 shares of common stock and as a result, the Company has taken up Common Stock of $62 and Additional Paid-In Capital of $312,274. During the three month period ended December 31, 2003, the Company made a compensatory issue of 60,000 shares of common stock at a price of $0.50 per share. As a result, the Company has taken up Common Stock of $6 and Additional Paid In Capital of $29,994. During the three month period ended December 31, 2003, the Company issued 333,072 stock options exercisable before December 31, 2005 at an exercise price of $0.50.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2003 and the Form 10-KSB/A for the fiscal year ended June 30, 2003.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Revenue and Gross profit in the three month period ended December 31, 2003 was $17,763. In the corresponding three month period ended December 31, 2002 revenue was $20,000 and gross profit was $20,007.

The Company had a net loss of $196,233 in the three month period ended December 31, 2003 compared to a net loss of $79,598 in the three month period ended December 31, 2002. Expenses increased from $99,605 in the three months ended December 31, 2002 to $213,996 in the three months ended December 31, 2003 because of higher consulting, engineering, office, stock impairment and travel expenses.

The Company had a foreign currency translation loss of $7,096 for the three months ended December 31, 2003 compared to a foreign currency translation gain of $34,401 for the three month period ended December 31, 2002. As a result, the Company recorded a comprehensive loss of $203,329 for the three month period ended December 31, 2003 compared to a comprehensive loss of $45,197 for the three month period ended December 31, 2002.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER
31, 2002

Revenue in the six month period ended December 31, 2003 was $17,059, compared to $46,466 in the corresponding six month period ended December 31, 2002. Gross profit in the six month period ended December 31, 2003 was $17,073, compared to $46,301 in the corresponding six month period ended December 31, 2002.

The Company had a net loss of $426,673 in the six month period ended
December 31, 2003 compared to a net loss of $284,935 in the six month period ended December 31, 2002. Expenses increased from $331,236 in the six months ended December 31, 2002 to $443,746 in the six months ended December 31, 2003.

The Company had a foreign currency translation gain of $30,242 for the six months ended December 31, 2003 compared to a foreign currency translation gain of $3,217 for the six month period ended December 31, 2002. As a result, the Company recorded a comprehensive loss of $396,431 for the six month period ended December 31, 2003 compared to a comprehensive loss of $281,718 for the six month period ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date.

The Company's cash and cash equivalents increased from negative $2,910 at July 1, 2003, to $55,730 at December 31, 2003.

The Company incurred a net loss of $426,673 from operating activities period for the period July 1, 2003 to December 31, 2003 primarily due to engineering, management fees, officers compensation and travel. The net cash impact of the operating loss was reduced because of the inclusion of a write down for stock impairment.

The Company's revenue in the six months ending December 31, 2003 was $17,059 compared to $46,466 in the six month period ending December 31, 2002.

The cash flow of the Company from financing activities for the six months ending December 31, 2003 was from increased advances from related parties and proceeds from the issuance of common stock.

The investing activities of the Company for the six months ending December 31, 2003 raised a net $8,734.

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

The Company's latest product, G3CARS, will be sold to airlines on the basis that the airlines acquire the hardware, and pay to ASI an initial fee for the customization of the software and then a fixed fee per flight for software support. Future funding will be required for product marketing and receivables. ASI has signed its first agreement for G3CARS with Italian airline Air One, and has received its initial payment.

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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             2/12/2004





By:    /s/
Philip A.  Shiels             Principal Financial Officer        2/12/2004

                                    and Director





By:    /s/
Graham O. Chappell                Director                       2/12/2004

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

Date: February 12, 2004

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

Date: February 12, 2004

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


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
February 12, 2004


/s/     Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
February 12, 2004

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>