Form 10QSB
period 2004-03-31
ASI ENTERTAINMENT INC
filed 2004-05-14
CIK 1067873

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

                             FORM 10-QSB
(Mark One)
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2004


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

                              +61 3 9437 1233
                      (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,610,401

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                               FORM 10-QSB

                    FOR THE QUARTER ENDED MARCH 31, 2004

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

CERTIFICATIONS..........................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF MARCH 31, 2004
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $     14,636
Receivables                                                            26,977
Other receivables                                                      65,304
                                                                 ------------
Total Current Assets                                                  106,917
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           820,134
                                                                 ------------
Total Non Current Assets                                              820,134
                                                                 ------------
TOTAL ASSETS                                                    $     927,051
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  32,722
Due to related parties                                                483,031
Stock subscriptions payable                                            13,401
                                                                 ------------
Total Liabilities                                                     529,154
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 12,610,401 shares issued
 and outstanding                                                        1,262
Additional paid-in capital                                          4,789,825
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (3,473,739)
Accumulated other comprehensive loss                                 (173,976)
                                                                   ----------
Total Stockholders' Equity                                            397,897
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     927,051
                                                                 ============

       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Three       Nine        Three       Nine
                                   months      months      months      months
                                   ending      ending      ending      ending
                                   March       March       March       March
                                  31, 2004    31, 2004    31, 2003    31, 2003
                                 ---------   ---------   ---------   ---------
REVENUES                                 0      17,692         986      48,506
Cost of sales                            0                       0        (180)
Interest income                          0          14           0          11
                                 ---------   ---------   ---------   ---------
Gross Profit                             0      17,706         986      48,337
                                 ---------   ---------   ---------   ---------
EXPENSES:
Accounting and auditing              2,375      15,517       1,713      11,547
Advertising and promotion              123         518         561         535
Amortisation                             0           0           0      15,663
Banking                                248       1,004         195         520
Consulting expense                       0      30,000       8,550     142,488
Convention expenses                  2,542      16,720       4,579      16,423
Corporate Administration               539       8,838         462       3,905
Depreciation                           385       1,308       1,074       3,076
Directors fees                      29,864      96,753       7,329      16,261
Engineering                         38,290     101,738      32,097      76,337
Interest                                 0           0           0         141
Loss on sale of asset                    0       3,457           0           0
Management fee                      30,902      81,413      44,461     118,198
Marketing expense                      834       2,462         809         772
Office expenses, rent and
 utilities                          11,178      39,954       7,259      18,812
Professional fees                        0           0         250         250
Stock impairment                    57,347     160,438           0           0
Travel                              19,972      79,750       9,984      26,034
                                 ---------   ---------   ---------   ---------
Total Expenses                     194,599     639,870     119,323     450,962
                                 ---------   ---------   ---------   ---------
NET PROFIT/(LOSS)                $(194,599)  $(622,164)  $(118,337)  $(402,625)
                                 =========   =========   =========   =========
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation
 gains (losses)                     23,948      54,190      84,656      87,874
                                 ---------   ---------   ---------   ---------
COMPREHENSIVE LOSS               $(170,651)  $(567,974) $  (33,681)  $(314,751)
                                 =========   =========   =========   =========
Weighted average number of
 shares outstanding during
 the period                     12,563,150  12,210,814  11,140,307  10,901,014
                                ==========  ==========  ==========   =========
Net Loss per common share
 and equivalents                 $  (0.015)  $  (0.051)  $  (0.011)  $  (0.037)
                                 =========   =========   =========   =========

      See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                       Nine months         Nine months
                                         ending              ending
                                        March 31,           March 31,
                                           2004               2003
                                        ---------           ---------
Cash flows from operating
activities:
Net Loss                                 (622,164)           (402,625)
                                       ----------        ------------
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depreciation                                1,308               3,077
Amortisation                                    0              15,633
Compensatory stock issuances               30,000             152,172
Write down for stock impairment           160,438                   0

Changes in operating assets
and liabilities:
(Increase) decrease in:
Trade accounts receivable                  21,911             (34,733)
Other Receivables                         (11,564)                107

Increase (decrease) in:
Accounts payable and accrued
expenses                                   (9,749)             (3,334)
                                       ----------          ----------
Total adjustments to reconcile
net loss to cash provided by
operating activities:                     192,344             132,922
                                       ----------          ----------
Net cash used in operating
activities                               (429,820)           (269,703)
                                       ----------          ----------
Cash flow from investing
activities:

(Increase) decrease in plant
and equipment                              10,610              (2,350)
                                       ----------          ----------
Net cash provided by (used in)
investing activities                       10,610              (2,350)
                                       ----------          ----------




       See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                       Nine months        Nine months
                                         ending             ending
                                        March 31,           March 31,
                                          2004                2003
                                        ---------           ---------
Cash flow from financing
activities:
Increase (decrease) in amount
due to related parties                    128,935              23,321

Proceeds from issuance of
common stock, net                         320,410             139,094
Common stock subscription payable          13,401             128,908
                                        ---------          ----------

Net cash from financing
activities                                462,746             291,323
                                       ----------          ----------

Effect of exchange rate
changes on cash                           (25,990)             14,334
                                       ----------          ----------
Net increase (decrease) in
 cash                                      17,546              33,604
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                    (2,910)              8,482
                                       ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          14,636              42,086
                                       ==========          ==========


       See accompanying notes to unaudited consolidated financial statements.

                    ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF MARCH 31, 2004
                                 (UNAUDITED)

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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           NOTES TO BALANCE SHEET
                          AS OF MARCH 31, 2004
                              (UNAUDITED)

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $3,474,000 at March 31, 2004 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended March 31, 2004, the Company issued 94,502 shares of common stock and as a result, the Company has taken up Common Stock of $9 and Additional Paid-In Capital of $47,242. During the three month period ended March 31, 2004, the Company issued 94,502 stock options exercisable before December 31, 2005 at an exercise price of $0.50.

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March 31, 2004 and the Form 10-KSB/A for the fiscal year ended June 30, 2003.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH
31, 2003

Revenue and Gross profit in the three month period ended March 31, 2004 was nil. In the corresponding three month period ended March 31, 2003 revenue and gross profit was $986.

The Company had a net loss of $194,599 in the three month period ended March 31, 2004 compared to a net loss of $118,337 in the three month period ended March 31, 2003. Expenses increased from $119,323 in the three months ended March 31, 2003 to $194,599 in the three months ended March 31, 2004 because of higher directors fees, stock impairment and travel expenses.

The Company had a foreign currency translation gain of $23,948 for the three months ended March 31, 2004 compared to a foreign currency translation gain of $84,656 for the three month period ended March 31, 2003. As a result, the Company recorded a comprehensive loss of $170,651 for the three month period ended March 31, 2004 compared to a comprehensive loss of $33,681 for the three month period ended March 31, 2003.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH
31, 2003

Revenue in the nine month period ended March 31, 2004 was $17,692, compared to $48,506 in the corresponding nine month period ended March 31, 2003. Gross profit in the nine month period ended March 31, 2004 was $17,706, compared to $48,337 in the corresponding nine month period ended March 31, 2003.

The Company had a net loss of $622,164 in the nine month period ended
March 31, 2004 compared to a net loss of $402,625 in the nine month period ended March 31, 2003. Expenses increased from $450,962 in the nine months ended March 31, 2003 to $639,870 in the nine months ended March 31, 2004, due to higher directors fees, engineering, stock impairment and travel, but after decreased consulting expense.

The Company had a foreign currency translation gain of $54,190 for the nine months ended March 31, 2004 compared to a foreign currency translation gain of $87,874 for the nine month period ended March 31, 2003. As a result, the Company recorded a comprehensive loss of $567,974 for the nine month period ended March 31, 2004 compared to a comprehensive loss of $314,751 for the nine month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date.
The Company's cash and cash equivalents increased from negative $2,910 at July 1, 2003, to $14,636 at March 31, 2004.

The Company incurred a net loss of $622,164 from operating activities period for the period July 1, 2003 to March 31, 2004 primarily due to directors fees, engineering, management fees, stock impairment and travel. The net cash impact of the operating loss was reduced because the write down for stock impairment was non cash.

The Company's revenue in the nine months ending March 31, 2004 was $17,692 compared to $48,506 in the nine month period ending March 31, 2003.

The cash flow of the Company from financing activities for the nine months ending March 31, 2004 was from increased advances from related parties and proceeds from the issuance of common stock.

The investing activities of the Company for the nine months ending March 31, 2004 raised a net $10,610.

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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             President and Director             5/13/2004





By:    /s/
Philip A.  Shiels             Principal Financial Officer        5/13/2004

                                    and Director





By:    /s/
Graham O. Chappell                Director                       5/13/2004

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

Date: May 13, 2004

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

Date: May 13, 2004

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


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
May 13, 2004


/s/     Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
May 13, 2004

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>