Form 10KSB
period 2004-06-30
ASI ENTERTAINMENT INC
filed 2004-10-13
CIK 1067873

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended June 30, 2004

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

State issuer's revenues for its most recent fiscal year.   $25,086

===============================================================================

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at June 30, 2004;

Common Stock, par value $.0001 per share                   13,659,901
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

ITEM 10. EXECUTIVE COMPENSATION.. ...........................................14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................17

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................17



PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

ASI Entertainment has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The executive offices of the Company are located at 1/12 Candlebark Court, Research, Victoria, 3095 Australia and its telephone number is +61-3-9437-1028 and fax number is +61-3-9437-1299. The United States offices of the Company are located at 15200 East Girard Avenue, Suite 3000 Aurora, Colorado 80014.

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

Airline passengers identification of Email as a service they want to access while in flight, created the opportunity for ASI to capitalize on the airline communications and E Commerce markets with two unique software programs:
1.  Inflight Email and Internet for airline passengers
2.  Cockpit Crew Electronic flight log

In August 2001, ASI acquired the marketing and manufacturing rights of the SecurEtag package tracking technology. The rights cover both North and South America and Europe.

Email

ASI's latest products, are based on ASI's existing flight proven hardware and software platform, the SIU (Server Interface Unit), which has been developed and flight tested in conjunction with INMARSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry). ASI's software is unique as passengers can send an Email using their existing Email software and access their Email while in-flight. The system is designed to accommodate all laptops operating under Windows and Macintosh platforms, including Windows 3.1, 95, 98, 2000 X/P and Mac System
OS 7 to OS X. To send an email is now affordable, as passengers will only be charged for the actual amount of data transmitted and there are no subscription fees. For as little as $1.00, passengers can send or receive email and with ASI's latest service www.freemailconnection.com, they can now access their inbox for free. The software displays the cost of the Email prior to sending, and passengers have the option to decide which Emails should be delivered to the aircraft. The central server automatically bills the transactions direct to a credit card and a pre-paid account can also be established for frequent flyers.

Internet

ASI's Internet program designated AirCommerce has evolved from the original ASI-9000 concept into a web based application, offering in-flight E Commerce.

The AirCommerce system provides destination specific, cached web capable content to passengers in their seats. The passengers dial up the Network Server Unit (NSU) from their laptop and can then navigate to pages of interest using their favorite web browser. Sponsors and advertisers underwrite the cost of the program and the surplus revenue is shared between ASI and the airline. Air Commerce is a template based software module that can be certified for installation on an aircraft server. The software allows an airline to build a database of products and services and incorporate destination based entertainment and information in an interactive web presentation format.

Electronic Flight Log

With the evolution of Tablet PC's incorporating handwriting recognition technology, combined with the new Global GPRS and G3 high-speed data communications network, the process of manual reporting can now be eliminated. G3CARS is an Electronic Crew Reporting and Information System, which replaces the existing manual system by eliminating the requirement for paper. G3CARS improves efficiency and generates cost savings by reducing double handling associated with receiving, reviewing, entering and distributing paper documents. Up until now, all operational data such as the aircraft Log Books are submitted on paper and must be physically collected prior to the aircraft's departure. The forms are then manually entered into the airline system. This process is time consuming, unreliable and can delay the aircraft's departure.

G3CARS provides aircrew with a fast and reliable way of submitting airline operational documentation, while the aircraft is on the ground. It also provides airline management with a low cost email link into the aircraft and a fast reliable way to access important operational data in near real time.

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

2.	Target Markets

ASI has developed a multi tiered marketing strategy for the Internet and Email programs that provide the opportunity to generate revenue in three target markets within the airline industry. Offering the program to small to medium sized airlines creates revenue streams in the supply of relevant equipment, the selling of advertising space and the commissions received from goods and services ordered by passengers whilst in flight.

With the latest development of its cost efficient Email service, ASI is able to market its services, through strategic alliances, to major airlines around the world. These major airlines, as well as some of the smaller airlines, posses the ability through existing data ports, to allow ASI to deliver a simple and cost efficient service.

ASI's competitors in this area, are promoting similar services that will entail extensive and expensive installations for airlines and high service costs to the passenger.

Once ASI has established the service onboard, there is the potential to provide the AirCommerce Program to these major airlines, creating an additional revenue stream for both ASI and the airline. The AirCommerce program accommodates a database of destination information and allows in-flight bookings and reservations. The Company will receive revenues from data communications and from the sale of advertising space available on the AirCommerce programs. For G3CARS, ASI's aim is to keep the hardware cost to an absolute minimum. ASI provides the airline with a recommended list of Tablet PC's and licences airline to use the G3CARS software. The airline is charged an initial fee to customise the forms and is required to pay for the onsite training and system setup. The airline pays all communications cost which are charged by the 3G service providers at a low flat data rate per month

The SecurEtag program will be set up first on a trial basis with a transport company to identify and meet the technical and commercial requirements of the North American market. Once this initial stage is completed, the company will be able to move to a commercial implementation program. The target market for the technology will be companies handling high value and important parcels and are in markets where a premium price can be charged for the SecurEtag service. As the market develops and the cost of the components decreases, the broader freight market will be more viable for the SecurEtag product.

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

The ACAMS has been flight tested and installed on Boeing 747-400 and Boeing 767-300 aircraft. The company has also certified programs on other hardware platforms for Boeing 737-300, 757-200 and the McDonnell-Douglas DC-9-30 and MD-82. The latest version of the ACAMS SIU has gained FAA approval for installation on Boeing 747-400 with Saudis Airlines and Boeing 767-300 for Alitalia.

As the G3CARS systems primary function is to deliver data when the aircraft is parked at the departure gate, the only certification required is on the compartment to house and charge the system during flight, which is provided by the airline. The G3CARS tablet PC can be operated in-flight under the regulations governing use of personal electronic devices (PED'S)
The company will need to invest substantial funds to package and certify the SecurEtag system to meet the requirements of the Federal Communications Commission ("FCC"). In the interim, a development platform can be established under FCC approval which will facilitate the marketing program.

PRODUCT DEVELOPMENT

Prior to the company acquiring the intellectual property, ASIT Australia had spent approximately A$5,000,000 developing the ASI program. The Company has subsequently invested a further $4,000,000 in developing the latest product offering. The technology behind the Company's Programs evolved from a data link aviation communications system, designated the Airline Communications and Management System ("ACAMS") developed by ASIT Australia in conjunction with Qantas Airways and Swissair. The development of the technology was sponsored by Qantas Airways which required both an interface which would allow the crew to communicate through the aircraft's satellite and radio communications data link and an interface between the ACAMS datalink and the aircraft's video systems. This interface evolved into the ASI-9000 computer video.

The G3CARS system has been developed based on COTS technologies combining the latest in TabletPC, handwriting recognition software and the 3G broadband communications link. The software platform has been developed using the .net environment under the Microsoft development partner program.

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

OPERATIONS TO DATE

The company has successfully completed flight testing with Alitalia and Saudi Airlines. The Alitalia program is on hold due to the company restructure and the Saudi program is in final stages of negotiations. The company has signed a 5 year contract with AirOne for the G3CARS system and the fleet of 27 aircraft will be equipped by the end of this year.

SALES AND PRICING

The Company sells both the Email and Internet system under Supply and License Agreements under which ASI receives payment, plus a share of the revenue generated from the programs. ASI supplies equipment on either a sale basis or alternatively may negotiate to provide the equipment at a discounted price in exchange for a larger revenue share. The AirCommerce marketing is based on selling advertising on the programs run on ASI supplied equipment. The Company believes that the revenue can be enhanced when the communication link is installed, allowing passengers to purchase goods and services being promoted via the system.

ASI will generate revenue from email programs by charging passengers per kilobyte of data transmitted over the air-to-ground link.

The Company will purchase hardware from appropriate suppliers, depending on the specification requirements of each airline. The Company subcontracts the production of the ACAMS SIU integration technology. On G3CARS, airlines pay a fixed fee per fight.

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

The Company's core component of the Email/Internet programs is the ACAMS SIU which as been manufactured to date by ASIT Australia and Philips Defence Systems Group. In future the Company anticipates that it will outsource the production of its equipment or will modify equipment from a suitable aviation certified manufacturer.

The Company has out-sourced all of its operations to companies and individuals specializing in either the manufacture and installation of avionics or the
procurement of advertisement sponsors.   The Company will contract with an
installation company to install its equipment on the customer airline. Once installed, the Company out-sources all of the hardware engineering and technical support services to ASIT Australia and other suitably certified organizations. On G3CARS the airline sources the hardware platform direct based on a list of recommended system. ASI provides the software and assists the airline with the installation contractors and training.

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

CUSTOMERS

The company signed its first contract with AirOne in May this year and expects to secure a second airline in the fourth quarter 2004.

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

The effect of September 11 has reduced the Company's principal competitors to only Tenzing and Connexion by Boeing. Companies such as Matsushita Avionics Systems Corporation and Stratos also offer a short message service (SMS) which could be perceived as a competitor to Email. The company is working with both these organizations to integrate the ASI system.

The Company believes that it will be able to compete with other companies based on the company's marketing plan that provides flexible terms on equipment and revenue sharing. The Company targets airlines that will be attracted to this structure which allows the airline to provide more customized service at little cost to the airline. The Company believes that although most of the Company's competitors are marketing more technologically advanced communication and entertainment systems, those competing services are offered at a far greater expense to the airlines both in the capital cost and in the operating costs. On G3CARS, ASI has no direct competitors as Boeing and Airbus have been focused on meeting the demands of major airlines to provide what they have designated as Electronic Flight bag ("EFB"). EFB is a flight certified system incorporated into the existing cockpit avionics designed to provide the pilot with navigational information. The system also provides electronic form storage and is accessed from the keypad on the flight management computer display. The current Boeing offering has been selected by KLM and Thai Airways and costs approximately $250,000 but is only certified on the B777. There are also programs in the USA based on wireless 802.11b called Gatelink. With Gatelink, the airline installs a wireless system at each airport and connects to a dedicated computer or a laptop in the cockpit. At this stage, apart from Gatelink programs in the USA, Singapore Airlines has a wireless system under test on Singapore airport. Lufthansa tested an earlier wireless version some years ago and rejected it.

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

EMPLOYEES

The Company is managed by Ronald Chapman in his capacity as President and Chief Executive Officer and Philip Shiels in his capacity as Executive Director and Chief Financial Officer. The company recently appointed
Mr. Richard Lukso as Chairman of the Board. The Company currently contracts the engineering team and engages sub-contractors when additional resources are required.

INDUSTRY OVERVIEW

The events on September 11, 2001 in the USA and the SARS virus have had a significant effect on the airline industry. Despite this, the longer term growth of the airline industry is expected to continue. Boeing are predicting airline passenger growth of 5.2% per annum over the period 2004 - 2023, 2% above the predicted worldwide rate of economic growth of 3.1% for the same period (Source Current Market Outlook 2004, - www.boeing.com/commercial). Recent industry surveys have confirmed that Email/Internet is still a high priority for airline passengers.

As G3CARS requires minimal financial outlay and its justification is based on improving operational efficiencies, ASI believes their will be strong demand for this type of product.

In regard to SecurEtag, while security and tracking of packages is a higher priority in the transport industry, the worldwide economic downturn has seen a substantial reduction in program development and capital expenditure on new systems. The company expects that the problems associated with security will not change and that as the economies recover, so will the demand for new technologies.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than its inventory of equipment, office equipment and fittings. The Company maintains its marketing, engineering, customer support and corporate administration offices at 1/12 Candlebark Court.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 13,659,901 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                    Common Stock
                                               High         Low
March 31, 2000                                $1.25        $1.25
June 30, 2000                                 $1.81        $1.00
September 30,2000                             $1.50        $0.63
December 31, 2000                             $0.63        $0.28
March 31, 2001                                $0.53        $0.50
June 30, 2001                                 $0.51        $0.51
September 30,2001                             $0.51        $0.51
December 31, 200                              $0.51        $0.51
March 31, 2002                                $0.51        $0.21
June 30, 2002                                 $0.35        $0.21
September 30,2002                             $0.42        $0.20
December 31, 2002                             $0.60        $0.34
March 31, 2003                                $0.69        $0.34
June 30, 2003                                 $0.51        $0.72
September 30,2003                             $0.55        $0.37
December 31, 2003                             $0.51        $0.36
March 31, 2004                                $0.51        $0.45
June 30, 2004                                 $0.55        $0.40

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

The company focuses it resources on marketing, software development and maintains a prototyping research and development capability. The hardware platform was designed to ensure that is could be supported and manufactured by any aviation certified company. Under arrangements with ASIT Australia, the Company maintains Australian aviation certification. This allows the Company to subcontract the production and support of the hardware, which in turn eliminates the cost of maintaining FAA manufacturing accreditation. The company has an arrangement with an FAA certified facility to provide hardware and installation support.

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

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2004 of $4,538,259. Major components of the loss includes depreciation, amortisation, stock impairment, offering costs, consulting and operations costs and foreign currency translation losses. The Company may be required to make significant additional expenditures in connection with the development of the Email/Internet, AirCommerce and SecurEtag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

The Company intends to use future revenues, if any, for the purchase of equipment for its Email, G3CARS, AirCommerce and SecurEtag programs and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

The Company received revenue of $25,086 for the year ending June 30, 2004, compared to revenue of $50,100 for the year ended June 30, 2003.

Net losses increased from $895,030 in the twelve month period ending June 30, 2003, to $1,488,562 for the twelve month period ending June 30, 2004, as a result of increased operating expenses and the cost taken up for the issue of options to investors. Expenses increased from $944,955 for the twelve month period ending June 30, 2003 to $1,506,070 for the twelve month period ending June 30, 2004.

The Company had a foreign currency translation gain of $30,045 for the twelve month period ending June 30, 2004, compared to a foreign currency translation gain of $160,058 for the twelve month period ending June 30, 2003. As a result, the Company recorded a comprehensive loss of $1,458,517 for the twelve months ended June 30, 2004, compared to a comprehensive loss of $734,972 for the twelve months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date. The Company has received revenue totaling $25,086 during the fiscal year ended June 30, 2004.

The Company's cash and cash equivalents increased from negative $2,912 at June 30, 2003 to $34,222 at June 30, 2004 as a result of capital raising, and after operating losses.

The Company had a net loss of $1,488,562 from operating activities for the period July 1, 2003 to June 30, 2004, primarily consisting of management and professional fees, engineering, stock impairment and cost of issuing stock options. The net loss from operating activities for such period was greater than the net loss from operating activities for the period July 1, 2002 to June 30, 2003 primarily as a result of decreased revenue and increased engineering, stock impairment, travel and cost of issuing stock options, but after decreased consulting fees. The Company's revenue for the twelve months ending June 30, 2004 was $25,086, compared to $50,100 in the twelve month period to June 30,2003. The cash flow of the Company from financing activities for the twelve months ending June 30, 2004 was mainly from the proceeds from issue of common stock and loans from related parties.

The Company's marketing plan anticipates that it will install and maintain the Email/Internet and AirCommerce programs on commercial airlines. This plan may require significant initial capital from the Company for the production, acquisition, installation and maintenance of the Email/Internet and AirComerce programs possibly before any revenues are received. Additional funding will also be required for the certification of the SecurEtag system. The Company may not have sufficient funds to purchase or install the equipment in which case the Company will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. The Company may also attempt to negotiate with vendors or customer airlines revenue sharing arrangements by which the Company will share the advertising revenue if the vendor or customer airline provides capital for the equipment.

The Company has no commitments for capital expenditures in the near future.

GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty Ltd., ("ASIE") an Australian corporation. ASIE had accumulated losses of approximately $2,404,000 at June 30, 2004 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern subsequent to the acquisition, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

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

                                   June 30, 2003 & 2004

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
                                   Telephone (303)306-1967
                                       Fax (303)306-1944


                                INDEPENDENT AUDITOR'S REPORT


Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of ASI
Entertainment, Inc. as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                   /s/Ronald R. Chadwick, P.C.
September 27, 2004                                    RONALD R. CHADWICK, P.C.

                            ASI ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                               June 30, 2004

ASSETS

Current assets
      Cash                                                $    34,222
      Advances                                                  3,293
      Other                                                     3,923
                                                           ----------
             Total current assets                              41,438
                                                           ----------
      Property and equipment, net                             699,086
                                                           ----------
                                                              699,086
                                                            ---------
Total Assets                                               $  740,524
                                                            =========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses               $    39,165
      Due to related parties                                  150,903
      Stock subscription payable                                8,926
                                                           ----------

          Total current liabilities                           198,994
                                                           ----------
Total Liabilities                                             198,994
                                                           ----------

Stockholders' Equity
      Preferred stock, $.0001 par value;
          20,000,000 shares authorized; none
          issued and outstanding                                    -
      Common stock, $.0001 par value;
          100,000,000 shares authorized;
          13,709,901 issued and 13,659,901 outstanding          1,366
      Additional paid in capital                            5,823,898
      Additional paid in capital - discount on shares        (745,470)
      Treasury stock - par value (50,000 shares)                   (5)
      Accumulated deficit                                  (4,340,137)
      Accumulated other comprehensive loss                   (198,122)
                                                           ----------
Total Stockholders' Equity                                    541,530
                                                          -----------
Total Liabilities and Stockholders' Equity               $    740,524
                                                          ===========





The accompanying notes are an integral part of the consolidated financial statements.

                            ASI ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 For The Years Ended June 30, 2003 and 2004


                                                    2003              2004
                                                    ----              ----
Sales, net                                  $      50,100         $   25,072

Cost of sales                                        (186)            (7,578)
                                               ----------         ----------
Gross margin                                       49,914             17,494

Selling, general and administrative
     expenses                                     932,583            993,165

Option expense                                    175,395            509,428
                                               ----------         ----------
Loss from operations                             (895,041)        (1,485,099)

     Other income (expense)
     Interest income                                   11                 14
     Interest expense                                                    (16)
      Loss on equipment disposal                                       (3,461)
                                               ----------         ----------
Income (loss) before provision for income taxes  (895,030)        (1,488,562)

Provision for income tax                                -                  -

Net income (loss)                            $   (895,030)       $(1,488,562)

Other comprehensive income (loss)
Foreign currency translation gains (losses)       160,058             30,045
                                               ----------         ----------
Comprehensive loss                           $   (734,972)       $(1,458,517)
                                               ==========         ==========
Net income (loss) per share
(Basic and fully diluted)                  $        (0.08)    $        (0.12)
                                               ==========         ==========
Weighted average number of
common shares outstanding                      11,285,136         12,286,564
                                               ==========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                            ASI ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For The Years Ended June 30, 2002 and 2003

                                                              Paid in                             Accum.
                                                              Capital                             Other          Stock-
                                Common Stock       Paid In    Discount   Treasury    Accum.       Compre.       holders'
                               Shares    Amount    Capital    On Shares   Stock      Deficit      Income/loss    Equity
                               ------    ------    -------    ---------   -----      -------      -----------    ------

Balances at June 30, 2002    10,617,601 $1,062   $3,790,520  $(745,470)   $  (5)   $(1,956,545)   $(388,225)    $701,337

Exercise of stock options       379,840     38      189,882                                                      189,920

Compensatory stock issuances    642,500     64      321,186                                                      321,250

Issuance of stock for cash      171,286     17       76,358                                                       76,375

Compensatory option issuances                        12,372                                                       12,372

Foreign currency
    translation gain (loss)                                                                         160,058      160,058

Net gain (loss) for the year
    ended June 30, 2003                                                               (895,030)                 (895,030)
                             ----------  -----    ---------   ---------    -----     ----------     --------     -------
Balances at June 30, 2003    11,811,227 $1,181   $4,390,318  $(745,470)   $  (5)   $(2,851,575)   $(228,167)    $566,282

Exercise of stock options       830,674     83      415,254                                                      415,337

Compensatory stock issuances    250,000     25      124,975                                                      125,000

Issuance of stock for cash      100,000     10       49,990                                                       50,000

Issuance of stock for debt
  Retirement                    668,000     67      333,933                                                      334,000

Compensatory option issuances                       509,428                                                      509,428

Foreign currency
    translation gain (loss)                                                                          30,045       30,045

Net gain (loss) for the year
    ended June 30, 2004                                                             (1,488,562)               (1,488,562)
                             ----------  -----    ---------   ---------    -----    -----------    ---------    --------
Balances at June 30, 2004    13,659,901 $1,366   $5,823,898  $(745,470)   $  (5)   $(4,340,137)   $(198,122)    $541,530
                             ==========  =====    =========   =========    =====    ===========    =========    ========
The accompanying notes are an integral part of the consolidated financial statements.
                                                                F-4

                            ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  For The Years Ended June 30, 2003 and 2004



                                                      2003             2004
                                                      ----             ----
Cash Flows From Operating Activities:
     Net income (loss)                         $   (895,030)    $ (1,488,562)

     Adjustments to reconcile net income to
     net cash provided by (used for)
     operating activities:
          Depreciation                                4,236            1,731
          Amortization                               16,178                -
          Loss on equipment disposal                      -            3,461
          Compensatory stock issuances              321,250          155,000
          Compensatory option issuances              12,372          509,428
          Impairment write down                     175,395          214,155
          Trade accounts receivable                 (28,888)          48,888
          Other receivables                            (378)          46,524
          Accounts payable and accrued expenses      (3,465)          (3,306)
             Net cash provided by (used for)  -------------    -------------

             operating activities                  (398,330)        (512,681)
                                              -------------    -------------

Cash Flows From Investing Activities:
         Purchase of fixed assets                    (5,048)          (1,253)
         Sale of fixed assets	                             -            6,490
             Net cash provided by (used for)  -------------    -------------
             investing activities                    (5,048)           5,237
                                              -------------    -------------




(Continued On Following Page)




The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                 For The Years Ended June 30, 2003 and 2004

(Continued From Previous Page)


                                                      2003             2004
                                                      ----             ----
Cash Flows From Financing Activities:
     Due to related parties                          94,413          130,807
     Issuance of common stock                       266,295          435,337
     Common stock subscription payable               21,885          (12,959)
               Net cash provided by (used for)-------------    -------------
               financing activities                 382,593          553,185
                                              -------------    -------------
Effect of exchange rate changes on cash               9,391           (8,607)
                                              -------------    -------------
Net Increase (Decrease) In Cash                     (11,394)          37,134
Cash At The Beginning Of The Period                   8,482           (2,912)
                                              -------------    -------------
Cash At The End Of The Period                 $      (2,912)   $      34,222
                                              =============    =============

Schedule Of Non-Cash Investing And Financing Activities

During 2004 the Company issued 770,674 shares of common stock to retire $334,000 in debt to a related party.


Supplemental Disclosure
                                                      2003             2004
                                                      ----             ----
Cash paid for interest                    $              -  $            16
Cash paid for income taxes                $              -  $             -








The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. ASI provides Email and Ecommerce systems for airline passengers with its Data3mail and AirCommerce products. ASI Entertainment, Inc. and its subsidiary are hereinafter referred to as the "Company".

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of ASI Entertainment, Inc. and its wholly owned subsidiariy, ASI Entertainment Pty., Ltd. ("ASIE"). All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
---------------------
The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The basis of accounting differs from that used in the Australian statutory financial statements of ASIE. Adjustments are made to translate the statutory financial statements of ASIE to United States Generally Accepted Accounting Principles. The financial statements are expressed in United States dollars. The functional currency of ASIE is the Australian dollar.

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

Accounts receivable
-------------------
The Company has established an allowance for doubtful accounts, with accounts deemed uncollectible written off to bad debt expense. In 2004 $25,551 was written off to bad debt expense.

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

At June 30, 2004 and 2003 the Company had net operating loss carryforwards of approximately $2,559,100 and $1,714,000 which expire under Australian tax law at various dates through the year 2009, in addition to net operating loss carryforwards of approximately $2,022,000 and $1,137,000 for U.S. tax purposes at June 30, 2004 and 2003 which begin to expire in 2019. The deferred tax asset created by the Australian and U.S. net operating losses ($788,734 for U.S. tax purposes) has been offset by a 100% valuation allowance. The change in the valuation allowance for U.S. tax purposes in 2004 was $345,262.

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

Products and services, geographic areas and major customers
-----------------------------------------------------------
Company sales are derived from the sale of communications equipment and services to the commercial airline industry, are to external customers, and currently originate in and through the Company's Australian subsidiary ASI Entertainment Pty., Ltd. to non-domestic customers. The Company had one major customer accounting for 100% of its sales in 2004 and another in 2003. In addition to cost of goods sold, the Company incurred direct marketing expenses of approximately 78% on its sales in 2004, and 58% in 2003. The Company's long term assets are held through ASI Entertainment Pty., Ltd. in Australia.

                           ASI ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Options
-------------
The Company applies APB Opinion 25 and Related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options (no employee stock options were granted in 2003 and 833,333 were granted in 2004). Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have changed as indicated in the pro forma amounts below:

                                                         2004           2003
                                                         ----           ----
Net income (loss)                 As reported       (1,488,562)    (  895,030)

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                       -              -
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects         (   126,860)             -

Pro forma                                          $(1,615,422)   $(  895,030)

Basic and fully diluted	As reported                      $(.12)         $(.08)
    earnings per share       Pro forma                   $(.13)         $(.08)

                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements
--------------------------------
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company's commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

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

                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets
-----------------
In accordance with Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2004 the Company owed officers, directors, and related parties $150,903 for expenses incurred on behalf of the Company.

The Company in 2004 and 2003 incurred expenses of approximately $173,000 and $166,000 respectively to a company affiliated through common stockholders and directors for management expenses.


NOTE 3. LEASE COMMITMENTS

The Company carries two leases for office and storage space in Australia. One lease expires in October 2004 and one in 2006. The lease expiring in 2006 is noncancellable, and carries an option to renew. Combined monthly payments are approximately $1,450 per month plus taxes. Rent expense incurred under the leases in 2004 and 2003 was approximately $21,000 and $10,500. Subsequent to June 30, 2004 future minimum payments under the leases not including estimated costs for taxes are approximately $22,400. Subsequent to June 30, 2004 minimum future lease payments for each of the next two years are approximately $13,500 and $8,900.

                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2004:

Communications equipment, and other                      $  1,409,732
Less: Accumulated depreciation                               (296,466)
   Impairments                                               (414,180)
                                                           ----------
                                                        $     699,086
                                                          ===========

Depreciation expense for the years ended June 30, 2004 and 2003 was $1,731 and $4,236 respectively. The Company tested its Airline Cabin Management and Communications Systems ("ACAMS") hardware platform equipment at the end of 2004 and 2003 for impairment, as the equipment had not yet been placed in service or depreciated for several years. The cost basis of the ACAMS equipment as translated was $1,035,450 and $1,000,650 at June 30, 2004 and 2003. Although cash flow analysis indicated no need to impair, the Company took an impairment write down on the equipment of 20% each year ($214,155 as translated at June 30, 2004, and $175,395 as translated at June 30, 2003) as the equipment has not been placed in service for several years, making its usefulness vulnerable to technological changes and airline industry economic downturns. The write downs of $214,155 in 2004 and $175,395 in 2003 are listed under the caption "selling, general and administrative expenses" on the consolidated statement of operations.


NOTE 5.  STOCKHOLDERS' EQUITY

Common stock
------------
The Company as of June 30, 2004 had 100,000,000 shares of authorized common stock, $.0001 par value, with 13,709,901 shares issued, 13,659,901 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock
---------------
The Company as of June 30, 2004 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):


Stock options
-------------
At June 30, 2003 and 2004 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At the beginning of fiscal year 2003, the Company had 3,251,161 non-employee stock options outstanding. During 2003 the Company issued 40,000 options, 379,840 options were exercised, and 50,000 options expired, leaving a 2003 year end outstanding balance of 2,861,321 non-employee stock options.

As noted above, the Company in 2003 granted 40,000 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option terms expiring in 2004 and 2005, to individuals for consulting services. The expiration date of the options expiring in 2004 have been extended to 2005. As of June 30, 2004, 40,000 of these options remained outstanding. The fair value of these option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5%, dividend yield of 0%, expected lives ranging from two to two and one-half years, volatility from 135 - 150%. The Company incurred and recorded compensation expense under these stock options of $12,372 in 2003.

At the beginning of fiscal year 2004, the Company had 2,861,321 non-employee stock options outstanding. During 2004 the Company issued 2,133,743 options, 830,674 options were exercised, and 31,984 options expired, leaving a 2004 year end outstanding balance of 4,132,406 non-employee stock options.

As noted above, the Company in 2004 granted 2,133,743 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option terms expiring in 2005 and 2006, to individuals for consulting services and in connection with sales of common stock. As of June 30, 2004, all of these options remained outstanding. The fair value of these option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1 - 1.7%, dividend yield of 0%, expected lives ranging from one to two years, volatility from 75 - 128%. The Company incurred and recorded compensation expense under these stock options of $509,428 in 2004.

                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

Employee stock options

A summary of the status of the Company's employee stock options as of June 30, 2003 and 2004 is presented below:

During 2003 the Company issued no employee stock options.

During 2004 the Company made one grant of 833,333 employee stock options. The fair value of the option grant for pro forma purposes was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.7%, dividend yield of 0%, expected life of one year, volatility of 116%.

Employee stock option activity for 2003 is summarized below:

                                                                 Weighted Ave.
Options                                         Shares           Exercise Price

Outstanding at
   beginning of period                          333,333               $ 0.50
Granted                                               -                    -
Exercised                                             -                    -
Forfeited                                             -                    -
                                             ------------          ---------
Outstanding at
       end of period                             333,333              $ 0.50
Options exercisable                              =======
       at period end                             333,333
Weighted average fair
    value of options
   granted during the
   the period                                     $    -

                                     F-15
                           ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

Employee stock option activity for 2004 is summarized below:

                                                                 Weighted Ave.
Options                                        Shares            Exercise Price
-------                                        ------            --------------
Outstanding at
      beginning of period                      333,333                 $ 0.50
Granted                                        833,333                 $ 0.50
Exercised                                            -                      -
Forfeited                                      (25,000)                $ 0.50
Outstanding at                              ----------                 ------
      end of period                          1,141,666                 $ 0.50
Options exercisable                          =========
      at period end                          1,141,666
Weighted average fair
      value of options
      granted during the
      the period                          $       0.15


The following table summarizes information about employee stock options outstanding at June 30, 2003.

                Options Outstanding                     Options Exercisable
           ----------------------------------------     -----------------------
                        Weighted Ave.                                  Weighted
Range of   Number       Remaining       Weighted Ave.   Number         Ave.
Exercise   Outstanding  Contractual     Exercise        Exercisable    Exercise
Price      at 6/30/03   Life            Price           at 6/30/03     Price
------     ----------   --------        -------         ----------     -------
$ 0.50       333,333     1 Year         $ 0.50            333,333      $ 0.50

The following table summarizes information about employee stock options outstanding at June 30, 2004.

                Options Outstanding                     Options Exercisable
           ----------------------------------------     -----------------------
                        Weighted Ave.                                  Weighted
Range of   Number       Remaining       Weighted Ave.   Number         Ave.
Exercise   Outstanding  Contractual     Exercise        Exercisable    Exercise
Price      at 6/30/04   Life            Price           at 6/30/04     Price
------     ----------   --------        -------         ----------     -------
$ 0.50      1,141,666    1 Year          $ 0.50         1,141,666      $ 0.50

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

Richard Lukso                     Chairman and Director

Ronald J. Chapman                 President and Director

Graham O. Chappell                Director

Philip A. Shiels                  Chief Financial Officer and Director

Richard W. Mason                  Director

Thomas D. Henderson               Director, Vice President Strategic Business
                                   Development

Dr Elizabeth L. Young             Director


All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, the Company's Bylaws provide for not less than one nor more than seven directors. Currently, there are seven directors of the Company. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 71, has recently been appointed Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation and remains as President.

RONALD J. CHAPMAN, 52, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr.

Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 59, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 52, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

RICHARD W. MASON, 71, has been a director of the Company since June, 1998. From 1989 through 1997, Mr. Mason served as president of Global Aviation Associates, Inc. From June, 1997 to February, 2001, Mr. Mason served as chairman of the Board of Directors of Global Aviation Associates Inc., Aurora, Colorado. Prior to forming Global Aviation, Mr. Mason held the position of Vice President of Combs Gates, Inc. (a subsidiary of Gates Learjet) Denver Colorado, a company with which he was associated twenty years. From 1995 to 2001, Mr. Mason served as vice president of Lasting Treasures Publishing Company, Houston, Texas, a music publishing company.

THOMAS D. HENDERSON, 61, joined the Board in March, 2003 and assumed the role of Vice President Strategic Business Development. Mr Henderson has held senior positions in the aerospace industry, most recently as Vice President, Business Development with Thales In-Flight Systems. During his career, Mr Henderson has successfully developed a number of avionic products including surveillance systems for fire safety, security and entertainment applications and holds patents for various imaging technologies.

DR ELIZABETH L. YOUNG, 61, joined to Board in May, 2003 as a Director and corporate advisor. Dr Young has held executive positions in the aeronautical communications field for more than 15 years. Most recently, she served as Vice President and General Manager of Aeronautical Communications at SITA. She has extensive experience in satellite communications, having been a senior executive at COMSAT for ten years and before that, serving as President of the Public Service Satellite Consortium. Her early career was spent in broadcast management. She has served as a consultant and speaker for many organizations in the satellite and communications fields over the years, and has taught and written extensively in her fields.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2004. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2004:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL    ANNUAL      COMPENSATION        OTHER
POSITION                     YEAR      SALARY      BONUS/AWARDS    COMPENSATION
                                                                      ALL OTHER


Ronald Chapman,
President                     2004       0              0           $19,204 (1)

Philip Shiels,
Chief Financial Officer       2004       0              0           $30,881 (2)

Richard Mason
Director                      2004       0              0           $12,000 (1)

Thomas Henderson
Director                      2004       0              0           $24,000 (1)

Elizabeth Young
Director                      2004       0              0           $24,000 (1)


1. Directors fees

2. Management fees

3. The Company was invoiced $142,251 for management services rendered by Research No.1 Trust.


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

                                         Shares of Common
                                         Stock Beneficially    Percentage of
Name, Position and Address               Owned                 Shares Owned

Ronald J. Chapman (3)                    4,324,621              23.6%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (4)                   1,248,077               8.6%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (5)                     2,198,522              14.6%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard W. Mason                            50,000               0.4%
Director
79 Tami Road
Red Feather Lakes, Colorado 80013

Thomas D. Henderson                              0                 0%
Director and Vice President
Strategic Development
1646 Bay Hill Drive
San Marcos, CA, 92069

Elizabeth L. Young                               0                 0%
Director
220 Pipe-n-Tree Drive
Hartfield, VA, 23071

Chapman International Pty. Ltd. (6)        783,333               5.5%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

Research No. 1 Trust (7)                 3,281,755              22.3%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Research No. 2 Trust (8)                 2,198,522              14.6%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Glasser Limited. (9)                      801,056               5.7%
Suite 803  Luk Yu Building
24 - 26 Stanley St.,
Central Hong Kong
Hong Kong

Chappell Salikin Weil
Associates Pty. Ltd.(10)                 1,204,677               8.4%
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Richard Lukso                              200,000               1.4%
Director
5610 Via Arbolado
Tucson, AZ, 85750

McBain & Co. Investment
Services Pty. Ltd. (11)                  1,013,626              7.18%
41 Lingwell Road
Hawthorn, Victoria, 3122
Australia

All the officers and directors
as a group (6 persons)                   8,021,220              48.4%

(1) Assumes 14,016,229 shares of Common Stock outstanding and assumes exercise of options held by named security holder.
(2)  Assumes sale of all the Securities offered by the Selling Securityholders.
(3) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,422 Shares. The listed share holdings also include the Options to purchase 333,333 Option Shares held by Chapman International Pty. Ltd., Options to purchase 83,337 Option Shares held directly by Mr. Chapman, and Options to purchase 733,333 Options Shares held by the Research No. 1 Trust.
(4) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares and 416,671 Option Shares held by it. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner.
(5) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares and 1,000,000 Options.
(6) Includes 450,000 Shares and 333,333 Options. Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd.
(7) Includes 2,548,422 Shares and 733,333 Options. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,522 Shares.
(8) Includes 1,198,522 Shares and 1,000,000 Options. Philip A. Shiels, Chief Financial Officer and a director of the Company, is the trustee and beneficial shareholder of the 1,198,522 Shares and 1,000,000 Options owned by Research No. 2 Trust.

(9) Ronald Charles Banks is the beneficial owner of Glasser Limited, an unrelated independent entity which holds 801,056 shares.
(10) Includes 788,006 Shares and 416,671 Options. Mr Graham O. Chappell is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner.
(11) Includes 913,626 Shares and 100,000 Options. Ian Frank McBain is the beneficial owner of McBain & Co Investment Services Pty. Ltd., an unrelated independent entity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has purchased the intellectual property of the ACAMS/ASI-9000 from ASI Australia and has contracted to purchase the ACAMS, when available, from ASIT Australia. ASIT Australia provides maintenance and servicing of the ACAMS Hardware. Ronald J. Chapman, President and a director of the Company, controls Chapman International Pty. Ltd. which owns 55% of ASI Holdings Pty. Ltd. which, in turn, owns 61.5% of ASIT Australia. Philip A. Shiels, Chief Financial Officer and a director of the Company, is a 45% shareholder of ASI (Holdings) Pty. Ltd.

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

Research Trust No, 1 will likely provide management services to the Company. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust.

By an agreement of January 9, 1996, ASI Entertainment Pty. Ltd. (prior to becoming a subsidiary of the Company) purchased from ASI Technologies Pty. Ltd. ("ASIT Australia") among other items, the intellectual property of the ASI-9000 Program, and all rights contained in the exclusive Reseller Agreement for the ACAMS Cabin Management and Communications System. The exclusive Reseller Agreement provides, among other matters, that ASI Entertainment Pty. Ltd. shall have the sole and exclusive right on a world wide basis to purchase ACAMS terminals from ASI Australia and that ASI Australia shall provide all necessary technical support services. The Reseller Agreement was for a term of 5 years from the date of execution (January 9, 1996) with an automatic 5 year renewal at the option of ASI Entertainment Pty. Ltd.

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

Signature                                 Title                       Date
- - - - ---------                                 -----                   ----



/s/ Ronald J. Chapman                     Director                  10/11/04
- - - - --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                  10/11/04
- - - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                      Director                  10/11/04
- - - - --------------------------------
     Philip A.  Shiels


/s/ Richard Mason                      Director                     10/11/04
- - - - --------------------------------
     Richard Mason

<                         CERTIFICATIONS
EX-31.1   CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

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

Date: October 11, 2004

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

Date: October 11, 2004

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ending June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
October 11, 2004


/s/     Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
October 11, 2004

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>