Form 10QSB
period 2004-09-30
ASI ENTERTAINMENT INC
filed 2004-11-12
CIK 1067873

FILER:

      COMPANY DATA:
            COMPANY CONFORMED NAME:             ASI ENTERTAINMENT, INC.
            CENTRAL INDEX KEY:                  1067873
            STANDARD INDUSTRIAL CLASSIFICATION: AIRCRAFT PART & AUXILIARY
                                                EQUIPMENT, NEC [3728]
            IRS NUMBER:                         522101695
            STATE OF INCORPORATION:             DE
            FISCAL YEAR END:                    630

      FILING VALUES:
            FORM TYPE:                    10QSB
            SEC ACT:
            A-B
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
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2004


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,016,229

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                     INDEX

PART I. FINANCIAL INFORMATION                                                2

ITEM 1. Financial Statements                                                 2

PART 1: FINANCIAL INFORMATION                                                7

ITEM 2. Management's Discussion and Analysis or Plan of Operation            7

PART II. OTHER INFORMATION                                                   9

ITEM 1. Legal Proceedings                                                    9

ITEM 2. Changes in Securities                                                9

ITEM 3. Defaults upon Senior Securities                                      9

ITEM 4. Submission of Matters to a Vote of Security Holders                  9

ITEM 5. Other Information                                                    9

ITEM 6. Exhibits and Reports on Form 8-K                                     9

ITEM 7. Controls and Procedures                                              9

SIGNATURES                                                                  10

CERTIFICATIONS                                                              12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 2004
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $     33,457
Receivables                                                                 0
Other receivables                                                       9,656
                                                                 ------------
Total Current Assets                                                   43,113
                                                                 ------------
NON CURRENT ASSETS
Property and equipment, net                                           672,717
                                                                 ------------
Total Non Current Assets                                              672,717
                                                                 ------------
TOTAL ASSETS                                                    $     715,830
                                                                 ============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  39,702
Due to related parties                                                195,184
                                                                 ------------
Total Liabilities                                                     234,886
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000
 shares authorized, non issued and outstanding                    $         0

Common stock, $0.0001 par value, 100,000,000
 shares authorized, 14,016,229 shares issued
 and outstanding                                                        1,402
Additional paid-in capital                                          6,002,026
Additional paid-in capital - discount on shares                      (745,470)
Treasury stock - par value (50,000 shares)                                 (5)
Accumulated deficit                                                (4,536,820)
Accumulated other comprehensive loss                                 (240,189)
                                                                   ----------
Total Stockholders' Equity                                            480,944
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     715,830
                                                                 ============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

Statement of Operations                                               Three             Three
                                                                     months            months
                                                                     ending            ending
                                                                   Sep 30,2004       Sep 30,2003
Revenues                                                                         0                 0
Interest Received                                                                0                13
Cost of Sales                                                                    0                 0
                                                                  ----------------  -----------------
Gross Profit                                                                     0                13
                                                                  ----------------  -----------------
Expenses:
Accounting and auditing                                                      4,135            10,040
Advertising and promotion                                                        0               254
Banking                                                                        174               632
Convention expenses                                                          5,015            12,913
Corporate administration                                                       922             5,845
Corporate promotion                                                            814                 0
Depreciation                                                                   496               608
Directors fees                                                              15,000                 0
Engineering                                                                 28,199            25,379
Interest                                                                         0                 0
Management fee                                                              27,743            31,814
Marketing expense                                                            2,913             1,528
Officers' compensation                                                      21,184            42,899
Office expenses, rent, utilities                                            12,660            14,164
Stock impairment                                                            53,250            49,439
Travel                                                                      24,178            30,171
Loss on sale of asset                                                            0             3,196
Total Expenses                                                             196,683           228,880
                                                                  ----------------  -----------------
Net Profit/(Loss)                                                         -196,683          -228,867
                                                                  ---------------- -----------------
Foreign Currency Translation Gain (Loss)                                   -42,067            37,338
                                                                 ---------------- -----------------
Comprehensive Profit (Loss)                                               -238,750          -191,529
                                                                 ---------------- -----------------
Weighted average number of  shares outstanding during the               13,838,065        11,821,227
                                                                 ---------------- -----------------
Net Loss per common share and equivalents                                 $(0.014)          $(0.019)
                                                                 ---------------- -----------------

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Three months      Three months
                                                                        ending            ending
                                                                     Sep 30,2004       Sep 30,2003
Cash flows from operating activities:
Net Loss                                                                  (196,683)          (228,867)
Adj. to reconcile net loss to net cash provided by
operating activities:
Depreciation                                                                    496                608
Write down for stock impairment                                              53,250             49,439
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable                                                         0             24,635
Other Receivables                                                           (2,440)            (3,702)
Increase (decrease) in:
Accounts payable and accrued expenses                                           536            (2,940)
                                                                    ---------------    ---------------
Tot. adj. to reconcile. net loss to cash prov. by op. activities:            51,842             68,039
                                                                    ---------------    ---------------
Net cash used in operating activites                                      (144,841)          (160,827)
                                                                    ---------------    ---------------
Net cash flow from investing activities:
Asset (purchases) sales                                                     (1,214)              9,150

                                                                    ---------------    ---------------
Net cash provided by (used in) investing activities                         (1,214)              9,150
                                                                    ---------------    ---------------
Cash flow from financing activities:
Increase (decrease) in amount due to related parties                         44,281             45,211
Conversion of debt to equity                                                      0               0.00
Proceeds from issuance of common stock, net                                 114,264             10,000
Funds received pending issue of shares                                            0             85,988
                                                                    ---------------    ---------------
Net cash from financing activities                                          158,545            141,199
                                                                    ---------------    ---------------
Effect of exchange rate changes on cash                                    (13,256)             24,313
Net increase (decrease) in cash                                               (766)             13,835
                                                                    ---------------    ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             34,222            (2,910)
                                                                    ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   33,456             10,924

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2004
                                  (UNAUDITED)

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

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB/A for the year ended June 30, 2004.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2004
                                  (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $4,537,000 at September 30, 2004 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended September 30, 2004, the Company issued 356,328 shares of common stock and as a result, the Company has taken up Common Stock of $35 and Additional Paid-In Capital of $178,128. During the three month period ended September 30, 2004, the Company issued 28,528 stock options exercisable before December 31, 2005 at an exercise price of $0.50.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2004 and the Form 10-KSB/A for the fiscal year ended June 30, 2004.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue and Gross profit in the three month period ended September 30, 2004 was nil. In the corresponding three month period ended September 30, 2003 revenue and gross profit was $13.

The Company had a loss of $196,683 in the three month period ended September 30, 2004 compared to a net loss of $228,867 in the three month period ended September 30, 2003. Expenses decreased from $228,880 in the three months ended September 30, 2003 to $196,683 in the three months ended September 30, 2004 because of lower convention expenses, corporate expenses, officer's compensation and travel; but after increased director's fees.


The Company had a foreign currency translation loss of $42,067 for the three months ended September 30, 2004 compared to a foreign currency translation gain of $37,338 for the three month period ended September 30, 2003. As a result, the Company recorded a comprehensive loss of $238,750 for the three month period ended September 30, 2004 compared to a comprehensive loss of $191,529 for the three month period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $33,456 at July 1, 2004, to $33,456 at September 30, 2004.

The Company incurred a net loss of $196,683 from operating activities period for the period July 1, 2004 to September 30, 2004 primarily due to directors fees, engineering, management fees, stock impairment and travel. The net cash impact of the operating loss was reduced because the write down for stock impairment was non cash.

The Company's revenue in the three months ending September 30, 2004 was nil compared to $ 13 in the three month period ending September 30, 2003.

The cash flow of the Company from financing activities for the three months ending September 30, 2004 was from increased advances from related parties and proceeds from the issuance of common stock.

The investing activities of the Company for the three months ending September 30, 2004 was equipment purchase of $1,214.

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


ASI ENTERTAINMENT, INC.


  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Luckso                Director                           11/11/2004





By:    /s/
Ronald J. Chapman             Director                           11/11/2004





By:    /s/
Philip A.  Shiels             Director                           11/11/2004





By:    /s/
Graham O. Chappell            Director                           11/11/2004





By:    /s/
Thomas D. Henderson           Director                           11/11/2004

By:    /s/
Elizabeth L. Young            Director                           11/11/2004





By:    /s/
Richard Mason                 Director                           11/11/2004

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

Date: Nov 11, 2004

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

Date: Nov 11, 2004

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


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
Nov 11, 2004


/s/     Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
Nov 11, 2004

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>