Form 10QSB
period 2004-12-31
ASI ENTERTAINMENT INC
filed 2005-02-15
CIK 1067873

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
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended DECEMBER 31, 2004


[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                  Commission file number  000-27881

                  ASI ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)


              Delaware                                  522101695
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,016,229

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2004

                                     INDEX

PART I.FINANCIAL INFORMATION..................................................2

ITEM 1.Financial Statements...................................................2

ITEM 2. Management's Discussion and Analysis or Plan of Operation.............7

PART II.OTHER INFORMATION.....................................................9

ITEM 1.Legal Proceedings......................................................9

ITEM 2.Changes in Securities..................................................9

ITEM 3.Defaults upon Senior Securities........................................9

ITEM 4.Submission of Matters to a Vote of Security Holders....................9

ITEM 5.Other Information......................................................9

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

ITEM 7.Controls and Procedures................................................9

SIGNATURES...................................................................10

CERTIFICATIONS...............................................................11

PART I.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2004
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Other receivables                                                       6,466
                                                               --------------
Total Current Assets                                                    6,466
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                672,371
                                                               --------------
Total Non Current Assets                                              672,371
                                                               --------------
TOTAL ASSETS                                                          678,837
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Cash and cash equivalents                                               1,947
Accounts payable and accrued expenses                                  47,423
Due to related parties                                                286,741
                                                               --------------
Total Liabilities                                                     336,111
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        1,402
 shares authorized, 14,016,229 shares issued and outstanding

Additional paid-in capital                                     $    6,002,026
Additional paid-in capital - discount on shares                $     (745,470)
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (4,728,142)
Accumulated other comprehensive loss                           $     (187,085)
                                                               --------------
Total Stockholders' Equity                                     $      342,726
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      678,837
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                            AS OF DECEMBER 31, 2004
                                  (UNAUDITED)

                                             Three               Six               Three               Six
                                            months             months             months             months
                                            ending             ending             ending             ending
                                         Dec 31, 2004       Dec 31, 2004       Dec 31, 2003       Dec 31, 2003
REVENUES                                             0                  0            17,763             17,059
Interest Received                                    0                  0                 0                 14
Cost of Sales                                        0                  0                 0                  0
                                        --------------    ---------------    ---------------    ---------------
Gross Profit                                         0                  0            17,763             17,073
                                        --------------    ---------------    ---------------    ---------------
EXPENSES:
Accounting and auditing                          8,878             12,872             2,451             12,826
Advertising and promotion                        1,788              1,732               160              2,013
Banking                                            243                416               101                747
Consulting fees                                      0                  0            30,000             30,000
Convention expenses                              (  23)             5,162               383             13,837
Corporate administration                         1,405              2,314             2,460              8,203
Corporate promotion                              3,204              3,966                 0                  0
Depreciation                                       530              1,026               293                915
Directors fees                                  32,043             46,505                 0                  0
Engineering                                     28,415             56,667            38,732             63,668
Interest                                            16                 16                 0                  0
Loss on sale of asset                                0                  0                 0              3,333
Management fee                                  32,627             60,226            18,697             50,510
Marketing expense                                    0              3,011                 0                  0
Officers' compensation                               0             21,897            24,158             67,147
Office expenses, rent, utilities                 7,438             20,290            14,265             28,473
Stock impairment                                56,835            110,085            53,695            103,135
Travel                                          17,379             41,823            28,601             58,939
                                       ---- ----------    ---------------    ---------------    ---------------
Total Expenses                                 190,778            388,006           213,996            443,746
                                       ----  ---------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (190,778)   $      (388,006)   $     (196,233)    $     (426,673)
                                        ==============    ================   ==============     ==============
Foreign Currency Translation           $        53,104    $        11,037            (7,096)            30,242
Gain/(Loss), net-of-tax
                                       ---------------    ----------------   ----------------   ----------------
Comprehensive Profit/(Loss)            $      (137,674)   $      (376,969)   $     (203,329)   $      (396,431)
                                       ===============    ================   ================   ================
Weighted average number of shares           14,016,229         13,838,065        12,173,563         12,163,563
outstanding during the period
                                       ===============    ================   ================   ================
Net Profit/(Loss) per common share     $        (0.014)   $        (0.028)   $        (0.016)   $        (0.035)
and equivalents
                                       ===============    ================   ================   ================

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            AS OF DECEMBER 31, 2004
                                  (UNAUDITED)

                                                                                Six                  Six
                                                                              months               months
                                                                              ending               ending
                                                                           Dec 31, 2004         Dec 31, 2003
Cash flows from operating activities:
Net Profit/(Loss)                                                             (388,006)           (426,673)
                                                                        --------------      --------------
Adj. to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                 1,026                 915
    Compensatory stock issuances                                                     0              30,000
    Write down for stock impairment                                            110,085             103,134

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                                    0              22,062
        Other Receivables                                                          750              (5,431)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                    8,258              (9,253)
                                                                        --------------      --------------
Total adjustments to reconcile net loss to cash provided by operating          120,119             141,427
activities:
                                                                        --------------      --------------
Net cash used in operating activities                                         (267,887)           (285,246)
                                                                        --------------      --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                       0               8,734
                                                                        --------------      --------------
Net cash provided by (used in) investing activities                                  0               8,734
                                                                        --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                       135,838              85,475
    Proceeds from issuance of common stock, net                                114,264             273,159
                                                                        --------------      --------------
Net cash from financing activities                                             250,102             358,634
                                                                        --------------      --------------
Effect of exchange rate changes on cash                                        (18,384)            (23,482)
Net increase/(decrease) in cash                                                (36,169)             58,640
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                34,222              (2,910)
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      (1,947)             55,730
                                                                        ==============      ==============

    See accompanying notes to unaudited consolidated financial statements.

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

For further information, refer to the consolidated financial statements and footnotes of ASI Entertainment Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2004.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized for the 5,274,072 $0.50 options currently outstanding to purchase the Company's shares, since the effect was anti-dilutive.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                            AS OF DECEMBER 31, 2004
                                  (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $4,728,000 at December 31, 2004 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended December 31, 2004, the Company has not issued any shares of common stock.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2004 and the Form 10-KSB for the fiscal year ended June 30, 2004.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Revenue and Gross profit in the three month period ended December 31, 2004 was nil. In the corresponding three month period ended December 31, 2003 revenue and gross profit was $17,763.

The Company had a net loss of $190,778 in the three month period ended December 31, 2004 compared to a net loss of $196,233 in the three month period ended December 31, 2003. Expenses decreased from $213,996 in the three months ended December 31, 2003 to $190,778 in the three months ended December 31, 2004 because of lower consulting fees, travel expenses, engineering expenses and officer's compensation, but after increased management fees and director's fees.

The Company had a foreign currency translation gain of $53,104 for the three months ended December 31, 2004 compared to a foreign currency translation loss of $7,096 for the three month period ended December 31, 2003. As a result, the Company recorded a comprehensive loss of $137,674 for the three month period ended December 31, 2004 compared to a comprehensive loss of $203,329 for the three month period ended December 31, 2003.


SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Revenue and Gross profit in the six month period ended December 31, 2004 was nil. In the corresponding six month period ended December 31, 2003 revenue and gross profit was $17,073.

The Company had a net loss of $388,006 in the six month period ended December 31, 2004 compared to a net loss of $426,673 in the six month period ended December 31, 2003. Expenses decreased from $443,746 in the six months ended December 31, 2003 to $388,006 in the six months ended December 31, 2004 because of lower consulting fees, engineering expenses, officers' compensation and travel expenses, but after increased director's fees.

The Company had a foreign currency translation gain of $11,037 for the six months ended December 31, 2004 compared to a foreign currency translation gain of $30,242 for the six month period ended December 31, 2003. As a result, the Company recorded a comprehensive loss of $376,969 for the six month period ended December 31, 2004 compared to a comprehensive loss of $396,431 for the six month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $34,222 at July 1, 2004, to negative $1,947 at December 31, 2004.

The Company incurred a net loss of $388,006 from operating activities for the period July 1, 2004 to December 31, 2004 primarily due to directors fees, engineering expenses, management fees, stock impairment and travel. The net cash impact of the operating loss was reduced because the write down for stock impairment was non cash.

The Company's revenue in the six months ending December 31, 2004 was nil compared to $17,059 in the six month period ending December 31, 2003.

The cash flow of the Company from financing activities for the three months ending December 31, 2004 was from increased advances from related parties and proceeds from the issuance of common stock.

There were no investing activities by the Company for the three months ending December 31, 2004.

The Company's marketing plan anticipates that it will install and maintain the Email/Internet and AirCommerce programs on commercial airlines. This plan may require significant initial capital from the Company for the production, acquisition, installation and maintenance of the Email/Internet and AirCommerce programs possibly before any revenues are received. The Company's G3CARS product will be sold to airlines on the basis that the airlines acquire the hardware, and pay to ASI an initial fee for the customization of the software and then a fixed fee per flight for software support. Future funding will be required for product marketing and receivables. Additional funding will also be required for the certification, marketing and commercialisation of the SecurEtag system.

The Company may not have sufficient funds to purchase or install equipment for its programs in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None

ITEM 2.CHANGES IN SECURITIES

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 7.CONTROLS AND PROCEDURES

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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Luckso                Director                           11/02/2005





By:    /s/
Ronald J. Chapman             Director                           11/02/2005





By:    /s/
Philip A.  Shiels             Director                           11/02/2005





By:    /s/
Graham O. Chappell            Director                           11/02/2005





By:    /s/
Thomas D. Henderson           Director                           11/02/2005





By:    /s/
Elizabeth L. Young            Director                           11/02/2005





By:    /s/
Richard Mason                 Director                           11/02/2005

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

Date: Feb 11, 2005

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

Date: Feb 11, 2005

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
Feb 11, 2005


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
Feb 11, 2005

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>