Form 10QSB
period 2005-03-31
ASI ENTERTAINMENT INC
filed 2005-05-13
CIK 1067873

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
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 2005


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

                              C/- ASIQ Pty. Ltd.
                             1/12 Candlebark Court
                      Research, Victoria, 3095, Australia
                   (Address of principal executive officers)

                                +61 3 9437 1233
                          (Issuer's telephone number)


  (Former name, former address and former fiscal year, if changed since last report)
                          ASI Entertainment Pty. Ltd.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,016,229

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 2005

                                     INDEX

PART I.FINANCIAL INFORMATION..................................................2

ITEM 1.Financial Statements...................................................2

PART 1: FINANCIAL INFORMATION.................................................7

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

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

ITEM 7.Controls and Procedures................................................9

SIGNATURES...................................................................10

CERTIFICATIONS...............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2005
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               7,976
Other receivables                                                       5,214
                                                               --------------
Total Current Assets                                                   13,190
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                663,385
                                                               --------------
Total Non Current Assets                                              663,385
                                                               --------------
TOTAL ASSETS                                                          676,575
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  59,956
Due to related parties                                                322,609
Stock subscription payable                                             61,787
                                                               --------------
Total Liabilities                                                     444,352
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        1,402
 shares authorized, 14,016,229 shares issued and outstanding

Additional paid-in capital                                     $    5,256,556
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (4,858,061)
Accumulated other comprehensive loss                           $     (167,669)
                                                               --------------
Total Stockholders' Equity                                     $      232,223
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      676,575
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                             AS OF MARCH 31, 2005
                                  (UNAUDITED)

                                             Three              Nine              Three              Nine
                                            months             months             months             months
                                            ending             ending             ending             ending
                                         Mar 31, 2005       Mar 31, 2005       Mar 31, 2004       Mar 31, 2004
REVENUES                                             0                  0                  0             17,692
Interest Received                                    0                  0                  0                 14
Cost of Sales                                        0                  0                  0                  0
                                        --------------    ---------------     --------------    ---------------
Gross Profit                                         0                  0                  0             17,706
                                        --------------    ---------------     --------------    ---------------
EXPENSES:
Accounting and auditing                          1,447             14,518              2,375             15,517
Advertising and promotion                          158              1,918                123                518
Banking                                            254                668                248              1,004
Consulting fees                                      0                  0                  0             30,000
Convention expenses                                  0              5,263              2,542             16,720
Corporate administration                        19,578              1,902                539              8,838
Corporate promotion                                171              4,843                  0                  0
Depreciation                                       544              1,569                385              1,308
Directors fees                                  26,530             94,808             29,864             96,753
Engineering                                     32,787             88,845             38,290            101,738
Interest                                            40                 54                  0                  0
Loss on sale of asset                                0                  0                  0              3,457
Management fee                                  25,674             85,987             30,902             81,413
Marketing expense                                  263             21,989                834              2,462
Officers' compensation                               0                  0                  0                  0
Office expenses, rent, utilities                10,206             30,413             11,178             39,954
Stock impairment                                     0            112,257             57,347            160,438
Travel                                          10,648             52,890             19,972             79,750
                                       ---- ----------    ---------------    ---------------    ---------------
Total Expenses                                 128,299            517,924            194,599            639,870
                                       ----  ---------    ---------------    ----  ---------    ---------------
Net Profit/(Loss)                      $      (128,299)   $      (517,924)   $      (194,599)   $      (622,164)
                                        ==============    ================    ==============    ================
Foreign Currency Translation           $        19,416    $        30,453    $        23,948    $        54,190
Gain/(Loss), net-of-tax
                                       ---------------    ----------------   ---------------    ----------------
Comprehensive Profit/(Loss)            $      (108,883)   $      (487,471)   $      (170,651)   $      (567,974)
                                       ===============    ================   ===============    ================
Weighted average number of shares           14,016,229         13,897,453         12,563,150         12,210,814
outstanding during the period
                                       ===============    ================   ================   ================
Net Profit/(Loss) per common share     $        (0.009)   $        (0.037)   $        (0.015)   $        (0.051)
and equivalents
                                       ===============    ================   ================   ================

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             AS OF MARCH 31, 2005
                                  (UNAUDITED)

                                                                                   Nine               Nine
                                                                                  months             months
                                                                                  ending             ending
                                                                               Mar 31, 2005       Mar 31, 2004
Cash flows from operating activities:
Net Profit/(Loss)                                                                  (517,924)          (622,164)
                                                                             --------------     --------------
Adj. to reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                      1,569              1,308
    Consult. Exp. paid by stock and/or options                                            0             30,000
    Write down for stock impairment                                                 112,257            160,438

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                                        0             21,911
        Other Receivables                                                            2,002            (11,564)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                       20,791             (9,749)
                                                                             --------------     --------------
Total adjustments to reconcile net loss to cash provided by operating               136,619            192,344
activities:
                                                                             --------------     --------------
Net cash used in operating activities                                              (381,305)          (429,820)
                                                                             --------------     --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                            0             10,610
                                                                             --------------     --------------
Net cash provided by (used in) investing activities                                       0             10,610
                                                                             --------------    --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                            171,706            128,935
    Proceeds from issuance of common stock, net                                     169,238            320,410
    Funds received pending issue of shares                                           52,861             13,401
                                                                             --------------     --------------
Net cash from financing activities                                                  393,805            462,746
                                                                             --------------     --------------
Effect of exchange rate changes on cash                                             (38,746)           (25,990)
Net increase/(decrease) in cash                                                     (26,246)            17,546
                                                                             --------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     34,222             (2,910)
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            7,976             14,636
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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                             AS OF MARCH 31, 2005
                                  (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $5,025,730 at March 31, 2005 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended March 31, 2005, the Company has not issued any shares of common stock.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March 31, 2005 and the Form 10-KSB for the fiscal year ended June 30, 2004.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenue and Gross profit in the three month period ended March 31, 2005 was nil. In the corresponding three month period ended March 31, 2004 revenue and gross profit was nil.

The Company had a net loss of $128,299 in the three month period ended March 31, 2005 compared to a net loss of $194,599 in the three month period ended March 31, 2004. Expenses decreased from $194,599 in the three months ended March 31, 2004 to $128,299 in the three months ended March 31, 2005 because of lower travel expenses, stock impairment expenses, management expenses and engineering expenses, but after increased corporate administration expenses.

The Company had a foreign currency translation gain of $19,416 for the three months ended March 31, 2005 compared to a foreign currency translation gain of $23,948 for the three month period ended March 31, 2004. As a result, the Company recorded a comprehensive loss of $108,883 for the three month period ended March 31, 2005 compared to a comprehensive loss of $170,651 for the three month period ended March 31, 2004.


NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

Revenue and Gross profit in the nine month period ended March 31, 2005 was nil. In the corresponding nine month period ended March 31, 2004 revenue and gross profit was $17,706.

The Company had a net loss of $517,924 in the nine month period ended March 31, 2005 compared to a net loss of $622,164 in the nine month period ended March 31, 2004. Expenses decreased from $639,870 in the nine months ended March 31, 2004 to $517,924 in the nine months ended March 31, 2005 because of lower consulting fees, engineering expenses, travel expenses, office expenses and stock impairment expenses, but after increased marketing expenses.

The Company had a foreign currency translation gain of $30,453 for the nine months ended March 31, 2005 compared to a foreign currency translation gain of $54,190 for the nine month period ended March 31, 2004. As a result, the Company recorded a comprehensive loss of $487,471 for the nine month period ended March 31, 2005 compared to a comprehensive loss of $567,974 for the nine month period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $34,222 at July 1, 2004, to $7,976 at March 31, 2005.

The Company incurred a net loss of $517,924 from operating activities for the period July 1, 2004 to March 31, 2005 primarily due to directors fees, engineering expenses, management fees, stock impairment and travel. The net cash impact of the operating loss was reduced because the write down for stock impairment was non cash.

The Company's revenue in the nine months ending March 31, 2005 was nil compared to $17,692 in the nine month period ending March 31, 2004.

The cash flow of the Company from financing activities for the nine months ending March 31, 2005 was from increased advances from related parties and proceeds from the issuance of common stock.

There were no investing activities by the Company for the nine months ending March 31, 2005.

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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Luckso                Director                           5/13/2005





By:    /s/
Ronald J. Chapman             Director                           5/13/2005





By:    /s/
Philip A.  Shiels             Director                           5/13/2005





By:    /s/
Graham O. Chappell            Director                           5/13/2005





By:    /s/
Thomas D. Henderson           Director                           5/13/2005





By:    /s/
Elizabeth L. Young            Director                           5/13/2005





By:    /s/
Richard Mason                 Director                           5/13/2005

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

Date: May 13, 2005

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

Date: May 13, 2005

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
May 13, 2005


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
May 13, 2005

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>