Form 10KSB
period 2005-06-30
ASI ENTERTAINMENT INC
filed 2005-10-31
CIK 1067873

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
            SEC ACT:                      1934 Act
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
            COUNTRY:                      AUSTRALIA

































                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                                    For the fiscal period ended JUNE 30, 2005


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

"C/- ASIQ Pty. Ltd.
1/12 Candlebark Court
Research, Victoria, 3095, Australia"
 (Address of principal executive officers)

+61 3 9437 1233
(Issuer's telephone number)


Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: 62,149

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at June 30, 2005

Common Stock, par value $.0001 per share     14,719,652

Documents incorporated by reference          None

10KSB


PART I........................................................................2

ITEM 1. DESCRIPTION OF BUSINESS...............................................2

ITEM 2. DESCRIPTION OF PROPERTY...............................................8

ITEM 3. LEGAL PROCEEDINGS.....................................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

PART II.......................................................................9

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............9

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

ITEM 7. FINANCIAL STATEMENTS.................................................12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.........................................................13

PART III.....................................................................14

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................14

ITEM 10. EXECUTIVE COMPENSATION..............................................16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................19

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................20


PART I.
ITEM 1. DESCRIPTION OF BUSINESS.

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

Email

ASI's latest products, are based on ASI's existing flight proven hardware and software platform, the ACAMS Server Interface Unit, which has been developed and flight tested in conjunction with INMARSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry). ASI's software is unique as passengers can send an Email using their existing Email software and access their Email while in-flight. The system is designed to accommodate all laptops operating under Windows and Macintosh platforms. To send an email is now affordable, as passengers will only be charged for the actual amount of data transmitted and there are no subscription fees. For as little as $1.00, passengers can send or receive email and with ASI's latest service www.freemailconnection.com, they can now access their inbox for free. The software displays the cost of the Email prior to sending, and passengers have the option to decide which Emails should be delivered to the aircraft. The central server automatically bills the transactions direct to a credit card and a pre-paid account can also be established for frequent flyers.

Internet

ASI's Internet program designated AirCommerce has evolved from the original ASI-9000 concept into a web based application, offering in-flight E Commerce.

The AirCommerce system provides destination specific, cached web capable content to passengers in their seats. The passengers dial up the Network Server Unit (NSU) from their laptop and can then navigate to pages of interest using their web browser. Sponsors and advertisers underwrite the cost of the program and the surplus revenue is shared between ASI and the airline. Air Commerce is a template based software module that can be certified for installation on an aircraft server. The software allows an airline to build a database of products and services and incorporate destination based entertainment and information in an interactive web presentation format.

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

SecurEtag

The SecurEtag system integrates radio frequency identification (RFID), global positioning system (GPS) and cellular technologies (GSM/CDMA) to facilitate the tracking and location of packages in either mobile or warehouse environments. SecurEtag's unique beam steering technology enhances the latest generation RFID tags.

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

With the latest development of its cost efficient Email service, ASI is able to market its services, through strategic alliances, to major airlines around the world. These major airlines, as well as some of the smaller airlines, possess the ability through existing data ports, to allow ASI to deliver a simple and cost efficient service.

ASI's competitors in this area, are promoting similar services that will entail extensive, expensive installations for airlines and/or high service costs to the passenger.

Once ASI has established the service onboard, there is the potential to provide the AirCommerce Program to these major airlines, creating an additional revenue stream for both ASI and the airline. The AirCommerce program accommodates a database of destination information and allows in-flight bookings and reservations. The Company will receive revenues from data communications and from the sale of advertising space available on the AirCommerce programs. For G3CARS, ASI's aim is to keep the hardware cost to an absolute minimum. ASI provides the airline with a recommended list of Tablet PC's and licences airline to use the G3CARS software. The airline is charged an initial fee to customise the forms and is required to pay for the onsite training and system setup. The airline pays all communications cost which are charged by the 3G service providers at a low flat data rate per month

The target market for the SecurEtag program will be companies handling high value and important parcels and are in markets where a premium price can be charged for the SecurEtag service. As the market develops and the cost of the components decreases, the broader freight market will be more viable for the SecurEtag product.

CERTIFICATION PROCESS AND GOVERNMENT REGULATION

The installation and use of aircraft avionics requires prior certification and approval by the Federal Aviation Administration ("FAA") and regulatory authorities of foreign governments on each aircraft type and for each airline. The certification process begins with the installation of the system on an aircraft after which it is certified by an FAA accredited engineer. The certification is then applicable to similar aircraft types and modified for other aircraft type. In countries other than the United States, the equivalent aviation authority procedures will apply to the certification of the system, but the United States FAA is generally accepted by local certifying authorities throughout the world.

Prior to certification and approval, the manufacturer must demonstrate that the system has been designed and manufactured and complies with the appropriate aviation standards, namely DO160 for hardware and DO178 for software.
Following this step, the system must be installed on an aircraft and tested, including a ground and flight test.

The ACAMS has been flight tested and installed on Boeing 747-400 and Boeing 767-300 aircraft. The company has also certified programs on other hardware platforms for Boeing 737-300, 757-200 and the McDonnell-Douglas DC-9-30 and MD-
82. The ACAMS has gained FAA approval for installation on Boeing 747-400 with Saudis Airlines and Boeing 767-300 for Alitalia.

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

The G3CARS system has been developed based on COTS technologies combining the latest in TabletPC, handwriting recognition software and the 3G broadband communications link. The software platform was developed using the .net environment under the Microsoft development partner program.

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

Over the past two years, a new global standard has been evolving for low-cost RFID tags. The SecurEtag system has been designed to accommodate this new standard. Integration of the SecurEtag system with the 2nd generation RFID tags is anticipated in 2006 when full-scale production of the RFID tags is underway.

OPERATIONS TO DATE

The company has successfully completed flight testing with Alitalia and Saudi Airlines and as a result, has signed a contract with Saudi Airlines. The Alitalia program is on hold due to Alitalia undergoing financial restructure. The company has signed a 5 year contract with AirOne for the G3CARS system. The first stage of implementation is complete and the company expects to commence commercial operation in the first half of 2006.

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

The Company will purchase hardware from appropriate suppliers, depending on the specification requirements of each airline. The Company subcontracts the production of the ACAMS integration technology. On G3CARS, airlines pay a fixed fee per fight.

While the Company is still formulating the marketing plan for SecurEtag, it expects to be able to generate revenue either from the sale of RFID tags or through the management of a loss prevention or detection programs, or from a combination of both.

OPERATIONS AND SUPPLIERS

The Company operates from premises in Australia, which houses management, engineering, network services, gateway, and administration. The Company recently opened an office in Malaysia to expand and support the marketing operations throughout South-East Asia. The Company also has an office in California to support the strategic alliances being forged with the major aircraft systems manufacturers.

For those aircraft not equipped with an on-board server, the Company provides for the Email/Internet programs the ACAMS server which has been manufactured to date by ASIT Australia and Philips Defence Systems Group. In future, the Company anticipates that it will outsource the production of its equipment or will modify equipment from a suitable aviation certified manufacturer.

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

CUSTOMERS

The company signed its first contract with AirOne in May 2004 and its second contract with Saudi Airlines in April 2005.

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

The effect of September 11 has reduced the Company's principal competitors to only OnAir a new Airbus/SITA venture (previously known as Tenzing), and Connexion by Boeing. Companies such as Panasonic Avionics Corporation (previously known as Matsushita Avionics Systems Corporation), and Stratos also offer a short message service (SMS) which could be perceived as a competitor to

Email. The company is working with both these organizations to integrate the ASI system.

The Company believes that it will be able to compete with other companies based on the company's marketing plan that provides flexible terms on equipment and revenue sharing. The Company targets airlines that will be attracted to this structure which allows the airline to provide more customized service at little cost to the airline. The Company believes that although most of the Company's competitors are marketing more technologically advanced communication and entertainment systems, those competing services are offered at a far greater expense to the airlines both in the capital cost and in the operating costs. On G3CARS, ASI has no direct competitors as Boeing and Airbus have been focused on meeting the demands of major airlines to provide what they have designated as Electronic Flight bag ("EFB"). EFB is a flight certified system incorporated into the existing cockpit avionics designed to provide the pilot with navigational information. The system also provides electronic form storage and is accessed from the keypad on the flight management computer display. The current Boeing offering has been selected by KLM, Pakistan Airways and Thai Airways and costs approximately $250,000 but is only certified on the B777. There are also programs in the USA based on wireless 802.11b called Gatelink. With Gatelink, the airline installs a wireless system at each airport and connects to a dedicated computer or a laptop in the cockpit. At this stage, apart from Gatelink programs in the USA, Singapore Airlines has a wireless system under test on Singapore airport. Lufthansa tested an earlier wireless version some years ago and rejected it.

The main competition for the SecurEtag technology will come from bar-coding technologies as well as new developments in RFID technologies. The increasing rate of theft and the demand of freight customers to know the status of goods they have shipped will increase demand for technology similar to and that would compete with the SecurEtag technology. Another competitive factor to determine the success of SecurEtag will be the time it takes ASI to develop a market for the product and the alternate products that are developed in that time. There is no assurance that the Company's competitors will not offer services similar to the Company's with a similar business plan. Nor is there an assurance that customers will not demand more technologically advanced tagging products or that the Company will be able to compete with other more established sources for RFID technologies. Similarly, there can be no assurances that other tagging technologies will not be developed that will compete with the SecurEtag technology.

EMPLOYEES

The Company is managed by Ronald Chapman in his capacity as President and Chief Executive Officer and Philip Shiels in his capacity as Executive Director and Chief Financial Officer. The Company's wholly-owned subsidiary, ASiQ Pty. Ltd. employs a small team of engineering and administrative staff, and engages sub-contractors when additional resources as required.

INDUSTRY OVERVIEW

The events on September 11, 2001 in the USA and the SARS virus had a significant effect on the airline industry. Despite this, the longer term growth of the airline industry is expected to continue. Boeing are predicting airline passenger growth of 5.2% per annum over the period 2004 - 2023, 2% above the predicted worldwide rate of economic growth of 3.1% for the same period (Source Current Market Outlook 2004, - www.boeing.com/commercial). Recent industry surveys have confirmed that Email/Internet is still a high priority for airline passengers.

As G3CARS requires minimal financial outlay and its justification is based on improving operational efficiencies, ASI believes their will be strong demand for this type of product.

In regard to SecurEtag, security and tracking of packages is a higher priority in the transport industry. The company expects that the problems associated with security will not change and that demand for new technologies will increase as they evolve. Finally, the imminent production of the new low-cost 2nd generation RFID tags will ensure the acceptance of RFID as a long-term track and trace solution.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 14,741,652 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                              Common Stock
                                                           High      Low
March 31, 2000                                             $1.25     $1.25
June 30, 2000                                              $1.81     $1.00
September 30,2000                                          $1.50     $0.63
December 31, 2000                                          $0.63     $0.28
March 31, 2001                                             $0.53     $0.50
June 30, 2001                                              $0.51     $0.51
September 30,2001                                          $0.51     $0.51
December 31, 2001                                          $0.51     $0.51
March 31, 2002                                             $0.51     $0.21
June 30, 2002                                              $0.35     $0.21
September 30,2002                                          $0.42     $0.20
December 31, 2002                                          $0.60     $0.34
March 31, 2003                                             $0.69     $0.34
June 30, 2003                                              $0.51     $0.72
September 30,2003                                          $0.55     $0.37
December 31, 2003                                          $0.51     $0.36
March 31, 2004                                             $0.51     $0.45
June 30, 2004                                              $0.55     $0.40
September 30, 2004                                         $0.55     $0.28
December 31, 2004                                          $0.36     $0.27
March 31, 2005                                             $0.32     $0.23
June 30, 2005                                              $0.31     $0.25

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

The company focuses it resources on marketing and software engineering. The hardware platform was designed to ensure that is could be supported and manufactured by any aviation certified company. Under arrangements with ASIT Australia, the Company maintains Australian aviation certification. This allows the Company to subcontract the production and support of the hardware, which in turn eliminates the cost of maintaining FAA manufacturing accreditation. The company has an arrangement with an FAA certified facility to provide hardware and installation support.

As the company is now entering an accelerated marketing phase, the marketing costs are expected to increase. The company is progressively increasing its operations in North America and Asia and anticipates establishing a marketing presence in Europe.

Because of the low cost structure, the Company anticipates that the proceeds from stock subscriptions, revenues from any exercise of the Options, anticipated revenues from operations, and proceeds available from its suppliers will be sufficient to meet the Company's contemplated operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2005 of $5,043,625. Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the Email/Internet, AirCommerce and SecurEtag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

The Company intends to use future revenues, if any, for the purchase of equipment for its Email, G3CARS, AirCommerce and SecurEtag programs and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 2005 COMPARED WITH YEAR ENDED JUNE 30, 2004

The Company received revenue from government grants of $62,149 for the year ending June 30, 2005, compared to revenue of $25,086 from software licenses for the year ended June 30, 2004.

Net losses decreased from $1,488,562 in the twelve month period ending June 30, 2004, to $703,489 for the twelve month period ending June 30, 2005, as a result of decreased stock impairment charges, consulting fees and a reduced cost taken up for the issue of options. Expenses decreased from $1,506,070 for the twelve month period ending June 30, 2004 to $759,986 for the twelve month period ending June 30, 2005.

The Company had a foreign currency translation gain of $15,399 for the twelve month period ending June 30, 2005, compared to a foreign currency translation gain of $30,045 for the twelve month period ending June 30, 2004. As a result, the Company recorded a comprehensive loss of $688,090 for the twelve months ended June 30, 2005, compared to a comprehensive loss of $1,458,517 for the twelve months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date. The Company has received revenue totaling $62,149 during the fiscal year ended June 30, 2005.

The Company's cash and cash equivalents increased from $34,222 at June 30, 2004 to $106,416 at June 30, 2005 as a result of capital raising, but after operating losses.

The Company had a net loss of $703,489 from operating activities for the period July 1, 2004 to June 30, 2005, primarily consisting of management and directors fees, engineering, stock impairment, and travel costs. The net loss from operating activities for such period was less than the net loss from operating activities for the period July 1, 2003 to June 30, 2004 primarily as a result of increased revenue and decreased stock impairment, consulting fees, and the cost of issuing stock options. The Company's revenue for the twelve months ending June 30, 2005 was $62,149, compared to $25,086 in the twelve month period to June 30, 2004. The cash flow of the Company from financing activities for the twelve months ending June 30, 2005 was from the proceeds from issue of common stock and loans from related parties.

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


GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASI Entertainment Pty Ltd., ("ASIE") an Australian corporation. ASIE had accumulated losses of approximately $2,404,000 at June 30, 2005 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern subsequent to the acquisition, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

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


ITEM 7. FINANCIAL STATEMENTS.

OVERVIEW

                            ASI ENTERTAINMENT, INC.

                                 CONSOLIDATED
                             FINANCIAL STATEMENTS

                             June 30, 2004 & 2005

                            ASI ENTERTAINMENT, INC.
                       Consolidated Financial Statements



                               TABLE OF CONTENTS



                                                                    Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                               F-1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                     F-2
      Consolidated statement of income and comprehensive income      F-3
      Consolidated statement of stockholders' equity                 F-4
      Consolidated statement of cash flows                           F-5
      Notes to consolidated financial statements                     F-7

                           RONALD R. CHADWICK, P.C.
                          Certified Public Accountant
                       2851 South Parker Road, Suite 720
                            Aurora, Colorado  80014
                            Telephone (303)306-1967
                               Fax (303)306-1944


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of ASI Entertainment, Inc. as of June 30, 2005 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended June 30, 2004 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                      Ronald R. Chadwick, P.C.
October 6, 2005                                       RONALD R. CHADWICK, P.C.

                            ASI ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2005

                           ASSETS

Current Assets
      Cash and cash equivalents                                $      106,416
      Inventory                                                       571,500
      Other receivables                                                 4,298
                                                               --------------
            Total Current Assets                                     682,214
                                                               --------------
      Property and equipment, net                                      92,433
                                                               --------------
                                                                       92,433
                                                               --------------
Total Assets                                                        $774,647
                                                               ==============

            LIABILITIES AND SHARHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                    $       52,056
      Due to related parties                                          319,238
                                                               --------------
            Total Current Liabilities                                371,294
                                                               --------------
Total Liabilities                                                    371,294
                                                               --------------

Stockholders' Equity
      Preferred stock $0.0001 par value;
            20,000,000 shares authorized;
            none issued and outstanding                        $            -

      Common stock, $0.0001 par value;
            100,000,000  shares authorized;
            14,719,652 shares issued and 14,669,652
            outstanding                                        $        1,472

      Additional paid-in capital                               $    5,628,235
      Treasury stock -
                     - par value (50,000 shares)               $           (5)
      Accumulated deficit                                      $   (5,043,626)
      Accumulated other comprehensive loss                     $     (182,723)
                                                               --------------
Total Stockholders' Equity                                    $      402,353
                                                               --------------
Total Liabilities and Stockholders' Equity                    $      774,647
                                                               ==============





The accompanying notes are an integral part of the consolidated financial statements.

                            ASI ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              For the Years Ended JUNE 30, 2004 and JUNE 30, 2005


                                                        2004          2005
                                                     -----------   -----------
Sales, net                                          $   25,072    $   62,149

Cost of Sales                                           (7,578)       (5,651)
                                                    -----------   -----------
Gross Margin                                            17,494        56,498

Selling, general and administrative expenses           993,165       723,108
Option expense                                         509,428        36,825
                                                    -----------   -----------

Loss from operations                                (1,485,099)     (703,435)

Other income (expense)
      Interest income                                       14
      Interest expense                                     (16)          (54)
      Loss on equipment disposal                         (3461)
                                                    -----------   -----------

Income (loss) before provision for income taxes     (1,488,562)     (703,489)

Provision for income tax                                     -             -

Net income (loss)                                   $(1,488,562)  $ (703,489)

Other comprehensive income (loss) -
                                  - net of tax
Foreign currency translation gains (losses)             30,045        15,399
                                                    -----------   -----------

Comprehensive profit (loss)                         $(1,458,517)  $ (688,090)
                                                    ===========   ===========

Net income (loss) per share
(Basic and fully diluted)                            $     (0.12)  $     (0.05)
                                                    ===========   ===========
Weighted average number of
common shares outstanding                           12,286,564    13,874,777
                                                    ===========   ===========













The accompanying notes are an integral part of the consolidated financial statements.

                               ASI ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended JUNE 30, 2004 and JUNE 30, 2005

                                                                                     Accum.
                                                                                     Other          Stock-
                                Common Stock     Paid In     Treasury    Accum.     Compre.       holders
                             Shares      Amount  Capital     Stock      Deficit    Income/loss    Equity
                             ------      ------  -------     -----      -------    -----------    ------

Balances at June 30, 2003    11,811,227  $1,181  $3,644,848  $  (5)  $(2,851,575)  $ (228,167)    $ 566,282

Exercise of stock options       830,674      83     415,254                                         415,337

Compensatory stock issuances    250,000      25     124,975                                         125,000

Issuance of stock for cash      100,000      10      49,990                                          50,000

Issuance of stock for debt
  retirement                    668,000      67     333,933                                         334,000

Compensatory option issuances                       509,428                                         509,428

Foreign currency
    translation gain (loss)                                                            30,045        30,045

Net gain (loss) for the year
    ended June 30, 2004                                               (1,488,562)                (1,488,562)
                             ----------  ------  ----------  ------   ------------  -----------  -----------
Balances at June 30, 2004    13,659,901  $1,366  $5,078,428  $  (5)  $(4,340,137)  $ (198,122)  $   541,530

Exercise of stock options       249,751      25     124,851                                         124,876

Issuance of stock for cash      763,725      76     364,999                                         365,075

Issuance of stock for debt
  retirement                   46,275         5      23,132                                          23,137

Compensatory option issuances                        36,825                                          36,825

Foreign currency
    translation gain (loss)                                                            15,399        15,399

Net gain (loss) for the year
    ended June 30, 2005                                                 (703,489)                  (703,489)
                             ----------  ------  ----------  ------  ------------  -----------  ------------
Balances at June 30, 2005    14,719,652  $1,472  $5,628,235  $  (5)  $(5,043,626)  $ (182,723)  $   403,353
                             ==========  ======  ==========  ======  ============  ===========  ============
The accompanying notes are an integral part of the consolidated financial statements.
                                                                F-4

                            ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Years Ended JUNE 30, 2004 and JUNE 30, 2005

                                                                               2004                 2005
                                                                        ------------------   ------------------
Cash Flows from Operating Activities:
        Net income/(loss)                                                  $(1,488,562)          $ (703,489)

        Adjustments to reconcile net income to
        net cash provided by (used for)
        operating activities:
                 Depreciation                                                    1,731                2,600
                 Amortization                                                        -
                 Loss on equipment disposal                                      3,461
                 Compensatory stock issuances                                  155,000
                 Compensatory option issuances                                 509,428               36,825
                 Write down for stock impairment                               214,155              114,300
                 Trade accounts receivable                                      48,888
                 Other Receivables                                              46,524                3,668
                 Accounts payable and accrued expenses                          (3,306)              12,318
                                                                        --------------       --------------
                 Net cash provided by (used for) operating
                 activities                                                   (512,681)            (533,778)
                                                                        --------------       --------------

Cash Flows from investing activities:
        Purchase of fixed assets                                                (1,253)              (9,602)
        Sale of fixed assets                                                     6,490
                                                                        --------------       --------------
                 Net cash provided by (used in) investing
                 activities                                                      5,237               (9,602)
                                                                        --------------       --------------


                         (Continued On Following Page)

















The accompanying notes are an integral part of the consolidated financial statements.

                            ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Years Ended JUNE 30, 2004 and JUNE 30, 2005

                        (Continued from Previous Page)


                                                                               2004                 2005
                                                                        ------------------   ------------------
Cash flow from financing activities:
        Increase/(decrease) in amount due to related parties                   130,807              164,174
        Issuance of common stock                                               435,337              489,951
        Common stock subscription payable                                      (12,959)              (8,926)
                                                                        --------------       --------------
                 Net cash provided by (used for)
                 financing activities                                         553,185              645,199
                                                                        --------------       --------------

Effect of exchange rate changes on cash                                        (8,607)             (32,537)
                                                                        --------------       --------------

Net Increase/(Decrease) in cash                                                37,134               69,282
CASH AT THE BEGINNING OF THE PERIOD                                                 -               37,134
                                                                        --------------       --------------

CASH AT THE END OF THE PERIOD                                          $       37,134       $      106,416
                                                                        ==============       ==============

Schedule of Non-Cash Investing and Financing Activities

During 2004 the Company issued 770,674 shares of common stock to retire $334,000 in debt to a related party.
During 2005 the Company issued 46,275 shares of common stock to retire $23,137 in debt to a related party.

                                                        2004           2005
                                                  ------------   ------------
Case paid for interest                            $         16   $         54
Cash paid for income taxes                        $          -   $          -














The accompanying notes are an integral part of the consolidated financial statements.

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  ORGANIZATION,  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. ASI provides Email and Ecommerce systems for airline passengers with its ASiQnet and AirCommerce products. ASI Entertainment, Inc. and its subsidiary are hereinafter referred to as the "Company".

Principles of consolidation

The accompanying consolidated financial statements include the accounts of ASI Entertainment, Inc. and its wholly owned subsidiary, ASIQ Pty. Ltd. ("ASIQ"). All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The basis of accounting differs from that used in the Australian statutory financial statements of ASIQ. Adjustments are made to translate the statutory financial statements of ASIQ to United States Generally Accepted Accounting Principles. The financial statements are expressed in United States dollars. The functional currency of ASIQ is the Australian dollar.

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

Accounts receivable

The Company reviews accounts receivable at each balance sheet date and makes allowance for non-recoverability the Directors and Management consider appropriate. An allowance for doubtful accounts has been established, with accounts over one year old from date of invoicing deemed uncollectible and written off to bad debt expense. In 2004 $25,551 was written off to bad debt expense, and none in 2005.

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

At June 30, 2004 and 2005 the Company had net operating loss carryforwards of approximately $2,559,100 and $3,174,534 which expire under Australian tax law at various dates through the year 2010, in addition to net operating loss carryforwards of approximately $2,022,000 and $2,260,000 for U.S. tax purposes at June 30, 2004 and 2005 which begin to expire in 2019. The deferred tax asset created by the Australian and U.S. net operating losses ($882,235 for U.S. tax purposes) has been offset by a 100% valuation allowance. The change in the valuation allowance for U.S. tax purposes in 2005 was $93,501.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. 5,274,072 shares in 2004 and 1,291,934 shares in 2005 potentially issuable from stock options were excluded from the earnings per share computations, as their inclusion would have lowered loss per share.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Foreign currency translation

The functional currency of ASIQ is the Australian dollar. Financial statements for these entities are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when capital transactions occurred.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from the sale of equipment is recognized as equipment is delivered and invoiced. Revenue from ongoing services is recognized when invoiced monthly.

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of ASIQ, expressed in Australian dollars, to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity.

Financial instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts payable, and due to related parties, as reported in the accompanying balance sheet, approximates fair value.

Products and services, geographic areas and major customers

Company sales are derived from the sale of communications equipment and services to the commercial airline industry, are to external customers, and currently originate in and through the Company's Australian subsidiary ASIQ Pty. Ltd. to non-domestic customers. The Company had one major customer accounting for 100% of its sales in 2004, and no sales in 2005. In addition to cost of goods sold, the Company incurred direct marketing expenses of approximately 78% on its sales in 2004. The Company's long term assets are held through ASIQ Pty. Ltd. in Australia.

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Options

The Company applies APB Opinion 25 and Related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options (833,333 employee stock options were granted in 2004 and none were granted in 2005). Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have changed as indicated in the pro forma amounts below:

                                                       2004           2005
Net income (loss)                   As reported    $(1,488,562)     $(703,489)

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                         -              -

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects             (126,860)              -
                                                   ------------   ------------
                                    Pro forma      $(1,615,422)     $(703,489)
                                                   ============   ============
                                    As reported          $(.12)         $(.05)
Basic and fully diluted
   earnings per share               Pro forma            $(.13)         $(.05)

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

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


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2005 the Company owed officers, directors, and related parties $319,238, with $125,654 owed for management fees and $193,584 for directors' fees.

The Company in 2004 and 2005 incurred expenses of approximately $173,000 and $150,323 respectively to a company affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid, but in 2004 $334,000 of the debt was converted to equity at $0.50 per share, resulting in the issuance of 668,000 shares, and in 2005 $23,137 of the debt was converted to equity at $0.50 per share, resulting in the issuance of 46,275 shares.


NOTE 3. LEASE COMMITMENTS

The Company carries operating leases for office space and equipment in Australia. The office lease expires in April 2006, and the equipment leases in 2007. The office lease expiring in 2006 is noncancellable, and carries an option to renew. Combined payments under all leases are approximately $1,150 per month plus taxes. Rent expense incurred under the leases in 2004 and 2005 was approximately $21,000 and $16,700. Subsequent to June 30, 2005 future minimum payments under the leases not including estimated costs for taxes are approximately $18,950. Subsequent to June 30, 2005 minimum future lease payments for each of the next three years are approximately $13,800, $4,500 and $650.

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. INVENTORY

The Company's inventory consists of its Airline Cabin Management and Communications Systems ("ACAMS") hardware platform equipment. The ACAMS are network servers that link passenger notebook computers with the satellite communication system on an aircraft. The Company has conducted certification and flight demonstrations of ACAMS, and has received Federal Aviation Administration approval for certain airlines and aircraft.

The Company tested its Airline Cabin Management and Communications Systems ("ACAMS") hardware platform equipment at the end of 2004 for impairment, as the equipment had not yet been placed in service for several years. The cost basis of the ACAMS equipment as translated was $1,035,450 at June 30, 2004. The Company took an impairment write down on the equipment in 2004 of 20% ($214,155 as translated at June 30, 2004) as having not been placed in service for several years, the equipment was vulnerable to technological changes and airline industry economic downturns. In the first half of 2005 the Company took an impairment write down on the ACAMS equipment of $113,028. In the second half of 2005 the Company secured a contractual agreement with an airline to install and use the ACAMS equipment, and therefore ceased impairment write downs. The cost basis of the ACAMS equipment as translated was $1,143,000 at June 30, 2005, and $571,500 net of write downs. The write downs of $214,155 and $113,028 in 2004 and 2005 are listed under the caption "selling, general and administrative expenses" on the consolidated statement of income and comprehensive income.


NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2005:

                                             Estimated
Asset                                        Useful Life      Cost

CMA platforms
   (computer hardware)                       5 yrs              $      402,321
Office equipment                             5 yrs                      17,772
Other                                        5 yrs                       2,667
                                                                --------------
Total                                                           $      422,760
Less: Accumulated depreciation                                       (330,327)
                                                                --------------
                                                                $       92,433
                                                                ==============

Depreciation expense for the years ended June 30, 2004 and 2005 was $1,731 and $2,571 respectively.

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2004 had 100,000,000 shares of authorized common stock, $.0001 par value, with 13,709,901 shares issued, 13,659,901 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method. Of shares issued in 2004, 60,000 were issued to an investment banking firm upon exercise of options at $0.50 per share for corporate advisory and capital raising services, and 250,000 shares were issued at $0.50 per share for legal services related to corporate issues regarding the Australian subsidiary of the Company.

The Company as of June 30, 2005 had 100,000,000 shares of authorized common stock, $.0001 par value, with 14,719,652 shares issued, 14,669,652 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

The Company as of June 30, 2005 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2004 and 2005 the Company had stock options outstanding as described below.

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

As noted above, the Company in 2004 granted 2,133,743 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option terms expiring in 2005 and 2006, to individuals for consulting services and in connection with sales of common stock. As of June 30, 2004, all of these options remained outstanding. The fair value of these option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1 - 1.7%, dividend yield of 0%, expected lives ranging from one to two years, volatility from 75 - 128%. Of the 2,133,743 stock

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

options issued in 2004, 756,074 were issued to investors as part of a unit of which the investors purchased 756,074 shares of common stock at $0.50 per share and received an option to purchase another share at $0.50. The Company incurred and recorded compensation expense under all stock options of $509,428 in 2004, including $193,490 recorded from the options issued in connection with the units just described. Stock option expenses are listed as "option expense" in the consolidated statement of income and comprehensive income.

At the beginning of fiscal year 2005, the Company had 4,132,406 non-employee stock options outstanding. During 2005 the Company issued 4,941,649 options, 249,751 options were exercised, and 7514263 options expired, leaving a 2005 year end outstanding balance of 1,310,041 non-employee stock options. The options have an exercise price of $0.50 and all expire in 2006.

As noted above, the Company in 2005 granted 4,941,649 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $0.50 per share with the option terms expiring in 2005 and 2006, to individuals for consulting services and as other compensation. 4,313,121 of these options expired in fiscal year 2005. As of June 30, 2005, 628,528 of these options remained outstanding. The fair value of these option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.9 - 3.2%, dividend yield of 0%, expected lives ranging from one-half to one and one-half years, volatility from 28 - 64%. The Company incurred and recorded compensation expense under these stock options of $36,825 in 2005.

Employee stock options

A summary of the status of the Company's employee stock options as of June 30, 2004 and 2005 is presented below:

During 2004 the Company made one grant of 833,333 employee stock options. The fair value of the option grant for pro forma purposes was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.7%, dividend yield of 0%, expected life of one year, volatility of 116%.

During 2005 the Company issued no employee stock options.

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

Employee stock option activity for 2004 is summarized below:

                                                                Weighted Ave.
Options                                           Shares        Exercise Price

Outstanding at
   beginning of period                                333,333            $ 0.50
Granted                                               833,333            $ 0.50
Exercised                                                   -                 -
Forfeited                                            (25,000)            $ 0.50
Outstanding at
   end of period                                    1,141,666            $ 0.50
Options exercisable
   at period end                                    1,141,666
Weighted average fair
   value of options
   granted during the
   the period                                    $       0.15


Employee stock option activity for 2005 is summarized below:

                                                                Weighted Ave.
Options                                           Shares        Exercise Price

Outstanding at
   beginning of period                              1,141,666            $ 0.50
Granted                                                     -                 -
Exercised                                                   -                 -
Forfeited                                         (1,141,666)            $ 0.50
Outstanding at
   end of period                                            -                 -
Options exercisable
   at period end                                            -
Weighted average fair
   value of options
   granted during the
   the period                                   $           -

                            ASI ENTERTAINMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

The following table summarizes information about employee stock options outstanding at June 30, 2004.

                     Options Outstanding            Options Exercisable
         -----------------------------------------  -------------------------
                      Weighted Ave.
Range of Number       Remaining      Weighted Ave.  Number       Weighted Ave.
Exercise Outstanding  Contractual    Exercise       Exercisable  Exercise
Price    at 6/30/04   Life           Price          at 6/30/04   Price
 -------  ----------- -----------    -------------  -----------  -------------
  $ 0.50    1,141,666 1 Year                $ 0.50    1,141,666         $ 0.50


No employee options were outstanding at June 30, 2005.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name:                          Title:
----                           -----
Richard Lukso                  Chairman and Director

Ronald J. Chapman              President and Director

Graham O. Chappell             Director

Philip A. Shiels               Chief Financial Officer and Director

Thomas D. Henderson            Director, Vice President Strategic Business
                               Development

Dr Elizabeth Young and Mr Richard Mason retired from the Board, effective June 30, 2005.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 72, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation and remains as President.

RONALD J. CHAPMAN, 53, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 60, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 53, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2005. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2005:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL   ANNUAL    COMPENSATION       OTHER
POSITION                      YEAR    SALARY    BONUS/AWARDS    COMPENSATION
                                                                 ALL OTHER


Ronald Chapman,
President                     2005       0            0            $38,298 (1)

Philip Shiels,
Chief Financial Officer       2005       0            0            $29,043 (2)

Richard Mason
Director                      2005       0            0            $12,000 (1)

Thomas Henderson
Director                      2005       0            0            $24,000 (1)

Elizabeth Young
Director                      2005       0            0            $24,000 (1)


1. Directors fees

2. Management fees

3. The Company was invoiced $146,897 for management services rendered by Research No.1 Trust.

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

                                         Shares of Common
                                         Stock Beneficially    Percentage of
Name, Position and Address               Owned                 Shares Owned

Ronald J. Chapman (3)                                3,174,618            17.7%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (4)                                 831,406             5.6%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (5)                                 1,198,522             8.1%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Thomas D. Henderson                                          0               0%
Director and Vice President
Strategic Development
1646 Bay Hill Drive
San Marcos, CA, 92069

Chapman International Pty. Ltd. (6)                    450,000             3.0%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

Research No. 1 Trust (7)                             2,548,422            17.3%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Research No. 2 Trust (8)                             1,198,522             8.1%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Glasser Limited. (9)                                   801,056             5.4%
Suite 803  Luk Yu Building
24 - 26 Stanley St.,
Central Hong Kong

Hong Kong

Chappell Salikin Weil
Associates Pty. Ltd.(10)                               788,006             5.4%
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Richard Lukso                                          200,000             1.4%
Director
5610 Via Arbolado
Tucson, AZ, 85750

McBain & Co. Investment
Services Pty. Ltd. (11)                                771,316             5.2%
41 Lingwell Road
Hawthorn, Victoria, 3122
Australia

Cudd & Co. (12)                                      1,950,000            12.6%
C/- JPMorgan Chase
4 New York Plaza
New York, NY. 10004
U.S.A.

All the officers and directors
as a group (6 persons)                               5,404,546            36.7%


(1) Assumes 14,741,652 shares of Common Stock outstanding and assumes exercise of options held by named security holder.
(2)  Assumes sale of all the Securities offered by the Selling
      Securityholders.
(3) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,422 Shares.
(4) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner.
(5) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares.
(6) Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd. which holds 450,000 Shares.
(7) Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,522 Shares.

(8) Philip A. Shiels, Chief Financial Officer and a director of the Company, is the trustee and beneficial shareholder of the 1,198,522 Shares owned by Research No. 2 Trust.
(9) Ronald Charles Banks is the beneficial owner of Glasser Limited, an unrelated independent entity which holds 801,056 shares.
(10) Mr Graham O. Chappell is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of 788,006 Shares.
(11) Ian Frank McBain is the beneficial owner of McBain & Co Investment Services Pty. Ltd., an unrelated independent entity which holds 771,316 Shares.
(12) Cudd & Co. is the trustee for LURF Pty. Ltd. and is considered the beneficial owner of 1,250,000 Shares and 700,000 Options.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

Signature                                 Title                       Date
- - - - ---------                         -----                       ----


/s/ Richard Lukso                         Director                   10/25/05
- - - - --------------------------------
      Richard Lukso


/s/ Ronald J. Chapman                     Director                   10/25/05
- - - - --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                   10/25/05
- - - - --------------------------------
      Graham O. Chappell


/s/ Philip A. Shiels                      Director                   10/25/05
- - - - --------------------------------
      Philip A.  Shiels


/s/ Thomas D. Henderson                   Director                   10/25/05
- - - - --------------------------------
      Thomas D. Henderson

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

Date: October 25, 2005

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

Date: October 25, 2005

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
October 25, 2005


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
October 25, 2005

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>