Form 10QSB
period 2005-09-30
ASI ENTERTAINMENT INC
filed 2005-11-14
CIK 1067873

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
            SEC ACT:                      1934 Act
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
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2005


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,741,652

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                     INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

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

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

ITEM 7.Controls and Procedures................................................9

SIGNATURES...................................................................10

CERTIFICATIONS...............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 2005
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              64,864
Other receivables                                                       9,909
                                                               --------------
Total Current Assets                                                   74,773
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                661,205
                                                               --------------
Total Non Current Assets                                              661,205
                                                               --------------
TOTAL ASSETS                                                          735,978
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  64,089
Due to related parties                                                337,543
Stock subscription payable                                            152,060
                                                               --------------
Total Liabilities                                                     553,692
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        1,474
 shares authorized, 14,741,652 shares issued and outstanding

Additional paid-in capital                                     $    5,639,232
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (5,274,242)
Accumulated other comprehensive loss                           $     (184,173)
                                                               --------------
Total Stockholders' Equity                                     $      182,286
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      735,978
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                             Three              Three
                                            months             months
                                            ending             ending
                                         Sep 30, 2005       Sep 30, 2004
REVENUE                                         31,450                  0
Interest Received                                  177                  0
Cost of Sales                                        0                  0
                                        --------------     --------------
Gross Profit                                    31,627                  0
                                        --------------     --------------
EXPENSES:
Accounting and auditing                          3,484              4,135
Advertising and promotion                            0                  0
Banking                                            258                174
Consulting fees                                 23,809                  0
Convention expenses                             29,971              5,015
Corporate administration                         ( 668)               922
Corporate promotion                                215                814
Depreciation                                     1,247                496
Directors fees                                  60,601             15,000
Engineering                                     18,243             28,199
Interest                                           493                  0
Loss on sale of asset                                0                  0
Management fee                                  23,301             27,743
Marketing expense                               28,450              2,913
Officers' compensation                               0             21,184
Office expenses, rent, utilities                13,276             12,660
Stock impairment                                     0             53,250
Travel                                          17,760             24,178
Wages and salaries                              41,804                  0
                                       ---------------    ---------------
Total Expenses                                 262,244            196,683
                                       ---------------    ---------------
Net Profit/(Loss)                      $      (230,617)   $      (196,683)
                                        ==============     ==============
Foreign Currency Translation           $        (1,450)   $       (42,067)
Gain/(Loss), net-of-tax
                                       ---------------    ---------------
Comprehensive Profit/(Loss)            $      (232,067)   $      (238,750)
                                       ===============    ===============
Weighted average number of shares           14,741,652         13,838,065
outstanding during the period
                                       ===============    ================
Net Profit/(Loss) per common share       $      (0.016)    $       (0.014)
and equivalents
                                       ===============    ================

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                                                                  Three              Three
                                                                                  months             months
                                                                                  ending             ending
                                                                               Sep 30, 2005       Sep 30, 2004
Cash flows from operating activities:
Net Profit/(Loss)                                                                  (230,617)          (196,683)
                                                                             --------------     --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                      1,247                496
    Consult. Exp. paid by stock and/or options                                       11,000                  0
    Write down for stock impairment                                                       0             53,250

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                                        0                  0
        Other Receivables                                                           (5,611)            (2,440)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                       12,034                536
                                                                             --------------     --------------
Total adjustments to reconcile net loss to cash provided by operating                18,670             51,842
activities:
                                                                             --------------     --------------
Net cash used in operating activities                                              (211,947)          (144,841)
                                                                             --------------     --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                            0             (1,214)
                                                                             --------------     --------------
Net cash provided by (used in) investing activities                                       0             (1,214)
                                                                             --------------    --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                             18,305             44,281
    Proceeds from issuance of common stock, net                                           0            114,264
    Funds received pending issue of shares                                          152,060                  0
                                                                             --------------     --------------
Net cash from financing activities                                                  170,365            158,545
                                                                             --------------     --------------
Effect of exchange rate changes on cash                                                  30            (13,256)
Net increase/(decrease) in cash                                                     (41,552)             ( 766)
                                                                             --------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    106,416             34,222
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           64,864             33,456
                                                                             ==============     ==============

    See accompanying notes to unaudited consolidated financial statements.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of ASI Entertainment, Inc. and its wholly owned subsidiaries, ASI Technologies, Inc. and ASiQ Pty. Ltd., an Australian corporation. ASI Media Pty. Ltd., an inactive wholly owned subsidiary of the Australian corporation is also included. All entities are collectively referred to as "the Company".
All intercompany accounts and transactions have been eliminated in consolidation.


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

For further information, refer to the consolidated financial statements and footnotes of ASiQ Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2005.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized for the 1,178,041 $0.50 options currently outstanding to purchase the Company's shares, since the effect was anti-dilutive.

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2005
                                  (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $5,274,242 at September 30, 2005 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended September 30, 2005, the Company issued 22,000 shares of common stock and as a result, the Company has taken up Common Stock of $2 and Additional Paid-In Capital of $11,998.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2005 and the Form 10-KSB for the fiscal year ended June 30, 2005.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenue and Gross profit in the three month period ended September 30, 2005 was $31,627. In the corresponding three month period ended September 30, 2004 revenue and gross profit was nil.

The Company had a net loss of $230,617 in the three month period ended September 30, 2005 compared to a net loss of $196,683 in the three month period ended September 30, 2004. Expenses increased from $196,683 in the three months ended September 30, 2004 to $262,244 in the three months ended September 30, 2005 because of increased consulting expenses, convention expenses, directors' fees and, wages and salaries; and after decreased engineering and stock impairment expenses.

The Company had a foreign currency translation loss of $1,450 for the three months ended September 30, 2005 compared to a foreign currency translation loss of $42,067 for the three month period ended September 30, 2004. As a result, the Company recorded a comprehensive loss of $232,067 for the three month period ended September 30, 2005 compared to a comprehensive loss of $238,750 for the three month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $106,416 at July 1, 2005, to $64,864 at September 30, 2005.

The Company incurred a net loss of $230,617 from operating activities for the period July 1, 2005 to September 30, 2005 primarily due to directors fees, convention expenses, engineering expenses, wages and salaries, marketing expenses and consulting fees.

The Company's revenue in the three months ending September 30, 2005 was $31,627 compared to nil in the three month period ending September 30, 2004.

The cash flow of the Company from financing activities for the three months ending September 30, 2005 was from increased advances from related parties and funds received for capital subscription.

There were no investing activities by the Company for the three months ending September 30, 2005.

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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Ronald J. Chapman             Director                           11/10/2005





By:    /s/
Philip A.  Shiels             Director                           11/10/2005





By:    /s/
Graham O. Chappell            Director                           11/10/2005





By:    /s/
Thomas D. Henderson           Director                           11/10/2005

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

Date: Nov 10, 2005

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

Date: Nov 10, 2005

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
Nov 10, 2005


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
Nov 10, 2005

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>