Form 10QSB
period 2005-12-31
ASI ENTERTAINMENT INC
filed 2006-02-10
CIK 1067873

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
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended DECEMBER 31, 2005


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,141,652

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2005

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

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

ITEM 7.Controls and Procedures................................................9

SIGNATURES...................................................................10

CERTIFICATIONS...............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2005
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              78,459
Other receivables                                                       9,255
                                                               --------------
Total Current Assets                                                   87,714
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                633,745
                                                               --------------
Total Non Current Assets                                              633,745
                                                               --------------
TOTAL ASSETS                                                          721,459
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  63,083
Due to related parties                                                360,443
Stock subscription payable                                            206,767
                                                               --------------
Total Liabilities                                                     630,293
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        1,514
 shares authorized, 15,141,652 shares issued and outstanding

Additional paid-in capital                                     $    5,813,193
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (5,513,315)
Accumulated other comprehensive loss                           $     (210,221)
                                                               --------------
Total Stockholders' Equity                                     $       91,166
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      721,459
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                            AS OF DECEMBER 31, 2005
                                  (UNAUDITED)

                                             Three               Six               Three               Six
                                            months             months             months             months
                                            ending             ending             ending             ending
                                         Dec 31, 2005       Dec 31, 2005       Dec 31, 2004       Dec 31, 2004
REVENUE                                              0             31,123                  0                  0
Interest Received                                  560                740                  0                  0
Cost of Sales                                        0                  0                  0                  0
                                        --------------     --------------     --------------     --------------
Gross Profit                                       560             31,863                  0                  0
                                        --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         12,754             16,337              8,878             12,872
Advertising and promotion                          655                917              1,788              1,732
Banking                                              0                  0                243                416
Consulting fees                                 25,341             54,907                  0                  0
Convention expenses                              1,019             30,688              (  23)             5,162
Corporate administration                         4,016              3,388              1,405              2,314
Corporate promotion                             24,000             24,212              3,204              3,966
Depreciation                                     1,221              2,467                530              1,026
Directors fees                                  39,436             88,706             32,043             46,505
Engineering                                     10,748             28,914             28,415             56,667
Interest                                             0                488                 16                 16
Loss on sale of asset                                0                  0                  0                  0
Management fee                                  24,565             55,463             32,627             60,226
Marketing expense                               24,318             52,729                  0              3,011
Officers' compensation                               0                  0                  0             21,897
Office expenses, rent, utilities                10,242             23,489              7,438             20,290
Stock impairment                                     0                  0             56,835            110,085
Travel                                          19,265             37,044             17,379             41,823
Wages and salaries                              40,009             81,802                  0                  0
                                       ---------------    ---------------    ---------------    ---------------
Total Expenses                                 237,589            501,551            190,778            388,008
                                       ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (237,029)   $      (469,688)   $      (190,778)   $      (388,008)
                                        ==============     ==============     ==============     ==============
Foreign Currency Translation           $       (26,048)   $       (27,498)   $        53,104    $        11,037
Gain/(Loss), net-of-tax
                                       ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (263,077)   $      (497,186)   $      (137,674)   $      (376,971)
                                       ===============    ===============    ===============    ===============
Weighted average number of shares           15,141,652         14,930,652         14,016,229         13,838,065
outstanding during the period
                                       ===============    ================   ===============    ================
Net Profit/(Loss) per common share     $        (0.016)   $        (0.031)   $        (0.014)   $        (0.028)
and equivalents
                                       ===============    ================   ===============    ================

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            AS OF DECEMBER 31, 2005
                                  (UNAUDITED)

                                                                                Six                  Six
                                                                              months               months
                                                                              ending               ending
                                                                           Dec 31, 2005         Dec 31, 2004
Cash flows from operating activities:
Net Profit/(Loss)                                                             (469,690)            (388,006)
                                                                        --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                 2,467                1,026
    Consult. Exp. paid by stock and/or options                                  35,000                    0
    Write down for stock impairment                                                  0              110,085

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                                    0                    0
        Other Receivables                                                       (4,957)                 750

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                   11,028                8,258
                                                                        --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           43,538              120,119
activities:
                                                                        --------------       --------------
Net cash used in operating activities                                         (426,152)            (267,887)
                                                                        --------------       --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                       0                    0
                                                                        --------------       --------------
Net cash provided by (used in) investing activities                                  0                    0
                                                                        --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                        41,205              135,838
    Proceeds from issuance of common stock, net                                150,000              114,264
    Funds received pending issue of shares                                     206,767                    0
                                                                        --------------       --------------
Net cash from financing activities                                             397,972              250,102
                                                                        --------------       --------------
Effect of exchange rate changes on cash                                            223              (18,384)
Net increase/(decrease) in cash                                                (27,957)             (36,169)
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               106,416               34,222
                                                                        --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      78,459               (1,947)
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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized for the 450,000 $0.50 options currently outstanding to purchase the Company's shares, since the effect was anti-dilutive.

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                            AS OF DECEMBER 31, 2005
                                  (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately nil at December 31, 2005 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended December 31, 2005, the Company issued 300,000 shares of common stock and as a result, the Company has taken up Common Stock of $30 and Additional Paid-In Capital of $149,970. During the three month period ended December 31, 2005, the Company made a compensatory issue of 100,000 shares and as a result has taken up Common Stock of $10 and Additional Paid-In Capital of $23,990. During the three month period ended December 31, 2005, the Company issued 150,000 stock options exercisable by December 31, 2006 at an exercise price of $0.50 per share.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2005 and the Form 10-KSB for the fiscal year ended June 30, 2005.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Revenue and Gross profit in the three month period ended December 31, 2005 was $560. In the corresponding three month period ended December 31, 2004 revenue and gross profit was nil.

The Company had a net loss of $237,029 in the three month period ended December 31, 2005 compared to a net loss of $190,778 in the three month period ended December 31, 2004. Expenses increased from $190,778 in the three months ended December 31, 2004 to $237,589 in the three months ended December 31, 2005 because of increased consulting expenses, convention expenses, directors' fees and, wages and salaries; and after decreased engineering and stock impairment expenses.

The Company had a foreign currency translation loss of $26,048 for the three months ended December 31, 2005 compared to a foreign currency translation gain of $53,104 for the three month period ended December 31, 2004. As a result, the Company recorded a comprehensive loss of $263,077 for the three month period ended December 31, 2005 compared to a comprehensive loss of $137,674 for the three month period ended December 31, 2004.


SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

Revenue and Gross profit in the six month period ended December 31, 2005 was $31,863. In the corresponding six month period ended December 31, 2004 revenue and gross profit was nil.

The Company had a net loss of $469,688 in the six month period ended December 31, 2005 compared to a net loss of $388,008 in the six month period ended December 31, 2004. Expenses increased from $388,008 in the six months ended December 31, 2004 to $501,551 in the six months ended December 31, 2005 because of increased consulting expenses, convention expenses, directors' fees and, wages and salaries; and after decreased engineering and stock impairment expenses.

The Company had a foreign currency translation loss of $27,498 for the six months ended December 31, 2005 compared to a foreign currency translation gain of $11,037 for the six month period ended December 31, 2004. As a result, the Company recorded a comprehensive loss of $497,186 for the six month period ended December 31, 2005 compared to a comprehensive loss of $376,971 for the six month period ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $106,416 at July 1, 2005, to $78,459 at December 31, 2005.

The Company incurred a net loss of $469,688 from operating activities for the period July 1, 2005 to December 31, 2005 primarily due to directors fees, convention expenses, wages and salaries, marketing expenses, travel expenses and consulting fees.

The Company's revenue in the six months ending December 31, 2005 was $31,863 compared to nil in the six month period ending December 31, 2004.

The cash flow of the Company from financing activities for the three months ending December 31, 2005 was from increased advances from related parties and funds received for capital subscription.

There were no investing activities by the Company for the three months ending December 31, 2005.

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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Luckso                Director                           02/10/2006





By:    /s/
Ronald J. Chapman             Director                           02/10/2006





By:    /s/
Philip A.  Shiels             Director                           02/10/2006





By:    /s/
Graham O. Chappell            Director                           02/10/2006

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

Date: Feb 10, 2006

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

Date: Feb 10, 2006

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
Feb 10, 2006


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
Feb 10, 2006

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>