Form 10QSB
period 2006-03-31
ASI ENTERTAINMENT INC
filed 2006-05-12
CIK 1067873

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
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 2006


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,893,152

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 2006

                                     INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

PART 1: FINANCIAL INFORMATION.................................................8

ITEM 2. Management's Discussion and Analysis or Plan of Operation.............8

PART II.OTHER INFORMATION....................................................10

ITEM 1.Legal Proceedings.....................................................10

ITEM 2.Changes in Securities.................................................10

ITEM 3.Defaults upon Senior Securities.......................................10

ITEM 4.Submission of Matters to a Vote of Security Holders...................10

ITEM 5.Other Information.....................................................10

ITEM 6.Exhibits and Reports on Form 8-K......................................10

ITEM 7.Controls and Procedures...............................................10

SIGNATURES...................................................................11

CERTIFICATIONS...............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               5,754
Other receivables                                                      13,069
                                                               --------------
Total Current Assets                                                   18,823
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                616,439
                                                               --------------
Total Non Current Assets                                              616,439
                                                               --------------
TOTAL ASSETS                                                          635,262
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  82,641
Due to related parties                                                394,441
Stock subscription payable                                             87,391
                                                               --------------
Total Liabilities                                                     564,473
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        1,590
 shares authorized, 15,893,152 shares issued and outstanding

Additional paid-in capital                                     $    6,038,398
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (5,731,952)
Accumulated other comprehensive loss                           $     (237,241)
                                                               --------------
Total Stockholders' Equity                                     $       70,788
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      635,262
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)

                                             Three              Nine              Three              Nine
                                            months             months             months             months
                                            ending             ending             ending             ending
                                         Mar 31, 2006       Mar 31, 2006       Mar 31, 2005       Mar 31, 2005
REVENUE                                              0             30,953                  0                  0
Interest Received                                  559              1,301                  0                  0
Cost of Sales                                        0                  0                  0                  0
                                        --------------     --------------     --------------     --------------
Gross Profit                                       559             32,254                  0                  0
                                        --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                          4,595             20,878              1,447             14,518
Advertising and promotion                            0                  0                158              1,918
Banking                                            853              1,392                254                668
Consulting fees                                 25,038             63,861                  0                  0
Convention expenses                                  0             30,520                  0              5,263
Corporate administration                         3,682              7,089             19,578              1,902
Corporate promotion                             34,743             58,957                171              4,843
Depreciation                                     1,213              3,681                544              1,569
Directors fees                                  27,108            110,694             26,530             94,808
Engineering                                     14,200             43,118             32,787             88,845
Interest                                             0                867                 40                 54
Loss on sale of asset                                0                  0                  0                  0
Management fee                                  23,302             76,030             25,674             85,987
Marketing expense                               17,282             93,531                263             21,989
Officers' compensation                          11,281                  0                  0                  0
Office expenses, rent, utilities                10,946             34,431             10,206             30,413
Stock impairment                                     0                  0                  0            112,257
Travel                                          18,995             56,053             10,647             52,890
Wages and salaries                              37,696            119,479                  0                  0
                                       ---------------    ---------------    ---------------    ---------------
Total Expenses                                 230,934            720,581            128,299            517,924
                                       ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (230,375)   $      (688,327)   $      (128,299)   $      (517,924)
                                        ==============     ==============     ==============     ==============
Foreign Currency Translation           $       (27,020)   $       (54,518)   $        19,416    $        30,453
Gain/(Loss), net-of-tax
                                       ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (257,395)   $      (742,845)   $      (108,883)   $      (487,471)
                                       ===============    ===============    ===============    ===============
Weighted average number of shares           15,893,152         15,306,402         14,016,229         13,897,453
outstanding during the period
                                       ===============    ================   ===============    ================
Net Profit/(Loss) per common share     $        (0.014)   $        (0.045)   $        (0.009)   $        (0.037)
and equivalents
                                       ===============    ================   ===============    ================

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)

                                                                                   Nine               Nine
                                                                                  months             months
                                                                                  ending             ending
                                                                               Mar 31, 2006       Mar 31, 2005
Cash flows from operating activities:
Net Profit/(Loss)                                                                  (688,327)          (517,924)
                                                                             --------------     --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                      3,681              1,569
    Compensatory stock issuances                                                     59,500                  0
    Consult. Exp. paid by stock and/or options                                            0                  0
    Write down for stock impairment                                                       0            112,257

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                                        0                  0
        Other Receivables                                                           (8,770)             2,002

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                      (30,586)            20,791
                                                                             --------------     --------------
Total adjustments to reconcile net loss to cash provided by operating                23,825            136,619
activities:
                                                                             --------------     --------------
Net cash used in operating activities                                              (664,502)          (381,305)
                                                                             --------------     --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                          440                  0
                                                                             --------------     --------------
Net cash provided by (used in) investing activities                                     440                  0
                                                                             --------------    --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                             75,203            171,706
    Proceeds from issuance of common stock, net                                     350,750            169,238
    Funds received pending issue of shares                                           87,391             52,861
                                                                             --------------     --------------
Net cash from financing activities                                                  513,344            393,805
                                                                             --------------     --------------
Effect of exchange rate changes on cash                                              50,056            (38,746)
Net increase/(decrease) in cash                                                    (100,662)           (26,246)
                                                                             --------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    106,416             34,222
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            5,754              7,976
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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized for the 400,750 $0.50 options currently outstanding to purchase the Company's shares, since the effect was anti-dilutive.

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                             AS OF MARCH 31, 2006
                                  (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $5,731,952 at March 31, 2006 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended March 31, 2006, the Company issued 401,500 shares of common stock and as a result, the Company has taken up Common Stock of $40 and Additional Paid-In Capital of $200,710. During the three month period ended March 31, 2006, the Company issued 300,000 shares of common stock and as a result, the Company has taken up Common Stock of $30. During the three month period ended March 31, 2005, the Company made a compensatory issue of 50,000 shares and as a result has taken up Common Stock of $5 and Additional Paid-In Capital of $24,495. During the three month period ended March 31, 2006, the Company issued 250,750 stock options exercisable by December 31, 2006 at an exercise price of $0.50 per share.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March 31, 2006 and the Form 10-KSB for the fiscal year ended June 30, 2005.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenue and Gross profit in the three month period ended March 31, 2006 was $559. In the corresponding three month period ended March 31, 2005 revenue and gross profit was nil.

The Company had a net loss of $230,375 in the three month period ended March 31, 2006 compared to a net loss of $128,299 in the three month period ended March 31, 2005. Expenses increased from $128,299 in the three months ended March 31, 2005 to $230,934 in the three months ended March 31, 2006 because of increased consulting expenses, corporate promotion, marketing expenses, and wages and salaries; and after decreased engineering and corporate administration expenses.

The Company had a foreign currency translation loss of $27,020 for the three months ended March 31, 2006 compared to a foreign currency translation gain of $19,416 for the three month period ended March 31, 2005. As a result, the Company recorded a comprehensive loss of $257,395 for the three month period ended March 31, 2006 compared to a comprehensive loss of $108,883 for the three month period ended March 31, 2005.


NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

Revenue and Gross profit in the nine month period ended March 31, 2006 was $32,254. In the corresponding nine month period ended March 31, 2005 revenue and gross profit was nil.

The Company had a net loss of $688,327 in the nine month period ended March 31, 2006 compared to a net loss of $517,924 in the nine month period ended March 31, 2005. Expenses increased from $517,924 in the nine months ended March 31, 2005 to $720,581 in the nine months ended March 31, 2006 because of increased consulting expenses, convention expenses, marketing expenses, and wages and salaries; and after decreased engineering and stock impairment expenses.

The Company had a foreign currency translation loss of $54,518 for the nine months ended March 31, 2006 compared to a foreign currency translation gain of $30,453 for the nine month period ended March 31, 2005. As a result, the Company recorded a comprehensive loss of $742,845 for the nine month period ended March 31, 2006 compared to a comprehensive loss of $487,471 for the nine month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $106,416 at July 1, 2005, to $5,754 at March 31, 2006.

The Company incurred a net loss of $688,327 from operating activities for the period July 1, 2005 to March 31, 2006 primarily due to directors fees, wages and salaries, marketing expenses, management fees and consulting fees.

The Company's revenue in the nine months ending March 31, 2006 was $32,254 compared to nil in the nine month period ending March 31, 2005.

The cash flow of the Company from financing activities for the nine months ending March 31, 2006 was from increased advances from related parties and funds received for capital subscription.

The Company's investing activities for the nine months ending March 31, 2006 was the purchase of assets of $440.

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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Lukso                Director                           05/10/2006





By:    /s/
Ronald J. Chapman             Director                           05/10/2006





By:    /s/
Philip A.  Shiels             Director                           05/10/2006





By:    /s/
Graham O. Chappell            Director                           05/10/2006

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

Date: May 10, 2006

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

Date: May 10, 2006

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
May 10, 2006


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
May 10, 2006

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>