Form 10KSB
period 2006-06-30
ASI ENTERTAINMENT INC
filed 2006-10-16
CIK 1067873

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

                                   For the fiscal period ended JUNE 30, 2006


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: 32,298

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding at June 30, 2006

Common Stock, par value $.0001 per share     23,007,293

Documents incorporated by reference          None

10KSB


PART I........................................................................2

ITEM 1. DESCRIPTION OF BUSINESS...............................................2

ITEM 2. DESCRIPTION OF PROPERTY...............................................9

ITEM 3. LEGAL PROCEEDINGS....................................................10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

PART II......................................................................11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............11

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

BUSINESS

ASI Entertainment, Inc., ("ASI Entertainment" or the "Company") a Delaware corporation, listed on the NASDAQ Bulletin Board (NASD Symbol ASIQ) with offices at ASiQ Pty. Ltd., 1/12 Candlebark Court, Research, Victoria, 3095, Australia is a world class designer of passenger and crew communications systems for the airline industry.

ASI Entertainment's wholly owned subsidiary ASiQ Pty Ltd ("ASI") has spent over a decade developing its expertise and reputation in both software development and airline industry technologies, as a pioneer of passenger data communications. The core of ASI's intellectual property is software which evolved over years of flight-testing and commercial operation

Airline passengers' identification of Email as a service they want to access while in flight created the opportunity for ASI to capitalize on airline communications and e-commerce markets with unique software programs comprising Email, internet and electronic flight log. ASI's technology focuses on providing airlines and their customers with the most affordable solution.

1. Overview

ASI has spent over a decade developing its expertise and reputation in both software development and airline industry technologies, as a pioneer of passenger data communications. The core of ASI intellectual property is software which has evolved over years of flight-testing and commercial operation. The hardware platform and technology rights that the Company acquired (refer section "Certain Transactions") are also unique as they enabled ASI to pioneer the passenger data link with major international airlines and were used as the development platform by INMARSAT, the monopoly satellite service provider for aircraft. ASI has capitalized on the opportunity with the development of the following unique programs:

  1. ASiQnet
  ASI's latest product, ASiQnet, is based on it's existing flight proven hardware and software platform, the ACAMS Server Interface Unit, which has been developed and flight tested in conjunction with INMARSAT and SITA (the major providers of satellite communications and ground based infrastructure for the airline industry). ASI's software is unique as passengers can send an Email using their existing Email software and access their Email while in-flight. The system is designed to accommodate all laptops operating under Windows and Macintosh platforms. To send an Email is now affordable, as passengers will only be charged for the actual amount of data transmitted and there are no subscription fees. For as little as $1.00, passengers can send or receive Email and with ASI's latest service www.freemailconnection.com, they can now access their inbox for free. The software displays the cost of the Email prior to sending, and passengers have the option to decide which Emails should be delivered to the aircraft. ASI's back office capabilities are now provided under strategic alliances with the airlines local ISP.

  ASI's Internet program designated AirCommerce, has evolved from the original ASI-9000 concept into a web based application, offering in-flight E Commerce. The AirCommerce system provides destination specific, cached web capable content to passengers in their seats. The passengers connect to the Network Server Unit (NSU) from their laptop and can then navigate to pages of interest using their web browser. Sponsors and advertisers underwrite the cost of the program and the surplus revenue is shared between ASI and the airline. Air Commerce is a template based software module that can be certified for installation on an aircraft server. The software allows an airline to build a database of products and services and incorporate destination based entertainment and information in an interactive web presentation format.

  2. SafeCell
  ASI has recently developed and applied for a patent for "SafeCell", a low cost cell phone accessory designed to convert a cell phone into a wireless data communicator, for use in-flight. SafeCell will allow the many airline passengers carrying cell phones to send SMS ("short message service"), text based Email messages and establish VoIP ("voice over internet protocol") with ground networks. SafeCell has been designed to accommodate the certification requirements of an in-flight WiFi network. The SafeCell system comprises a software application that is downloadable and installed onto the Cell phone handset, and a wireless module named the "SafeCell Communicator", that provides the interface between the cell phone and an available WiFi network. The SafeCell communicator can also be marketed as a ground based consumer product allowing consumers to communicate across WiFi Hotspots.

  3. Electronic Flight Log
  With the evolution of Tablet PC's incorporating handwriting recognition technology, combined with the new Global GPRS and G3 high-speed data communications network, the process of manual reporting can now be eliminated. G3CARS is an Electronic Crew Reporting and Information System, which replaces the existing manual system by eliminating the requirement for paper. G3CARS improves efficiency and generates cost savings by reducing double handling associated with receiving, reviewing, entering and distributing paper documents. Up until now, all operational data such as the aircraft Log Books are submitted on paper and must be physically collected prior to the aircraft's departure. The forms are then manually entered into the airline system. This process is time consuming, unreliable and can delay the aircraft's departure.
  G3CARS provides aircrew with a fast and reliable way of submitting airline operational documentation, while the aircraft is on the ground. It also provides airline management with a low cost Email link into the aircraft and a fast reliable way to access important operational data in near real time.

In addition to aviation communication products, ASI's other product/market is:

  4. SecurEtag
  The SecurEtag system integrates radio frequency identification (RFID), global positioning system (GPS) and cellular technologies (GSM/CDMA) to facilitate the tracking and location of packages in either mobile or warehouse environments. Future development of SecurEtag is reliant on the new RFID standard and RFID tag production which are still in the early stages of development and may not suit the long term application for SecurEtag.

2. Target Markets

ASI has developed a multi tiered marketing strategy for the programs that provide the opportunity to generate revenue in three target markets within the airline industry. Offering the program to small to medium sized airlines creates revenue streams in the supply of relevant equipment, the selling of advertising space and the commissions received from goods and services ordered by passengers whilst in flight.

With the latest development of its cost efficient Email service, ASI is able to market its services, through strategic alliances, to major airlines around the world. These major airlines, as well as some of the smaller airlines, possess the ability through existing data ports, to allow ASI to deliver a simple and cost efficient service.

The Company researches the market and targets selected airlines based on a commercial and technical evaluation. The Company has formed relationships with other avionics manufacturers who sell complementary products to the Company's. The Company anticipates these strategic partners will introduce the Company to airlines as such target airlines look for ways to enhance the products and services they purchase from the alliance partner.

The primary target market for ASiQnet is based on wide bodied long haul aircraft, equipped with the Inmarsat satellite data link which average 8 to 14 hours per flight and 1.65 flights per day. The ASI target market forecast excludes most USA based airlines and those airlines already involved in other programs. A secondary market for international narrow body regional airlines in Europe, Asia and the Middle East will evolve as airlines expand the service. New wireless technologies will also open up a market for aircraft that do not have a telephone data line in the seat. Finally there is a limited market for VIP and Government organizations that operate large wide body aircraft and have already installed Inmarsat compatible equipment.

ASI's target is to secure 300 aircraft over the next 3 years.

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

For Safecell, the target market is both international and regional airlines as the system has been designed to provide SMS via the low cost Iridium satellite network which is suitable for aircraft ranging for 20+ passengers up, and can be upgraded to provide Voice over Internet via the Inmarsat broadband network, which is suitable for aircraft ranging from 100+ passengers.

For G3CARS, ASI provides the airline with a recommended list of aviation certified Electronic Flight Bag (EFB) terminals and commercially available Tablet PC's. The G3CARS software is licensed to the airline. The airline is charged an initial fee to customize the forms and is required to pay for the onsite training and system setup. The airline pays all communications cost which are charged by the 3G service providers at a low flat data rate per month.

The target market for the SecurEtag program will be companies handling high value and important parcels and are in markets where a premium price can be charged for the SecurEtag service. As the market develops and the cost of the components decreases, the broader freight market will be more viable for the SecurEtag product.

The high speed global communications market size has been estimated by analysts to be about US$70 billion over ten years, as detailed in a press release by The Boeing Company, dated April 27, 2000. Inmarsat has estimated the aeronautical market to number approximately 21,000 aircraft including long haul, medium/short haul, corporate jets and government/military aircraft.
ASI has identified its primary target market within the aeronautical market and has established its marketing program to be the Email and Internet supplier of first choice to that primary target market.

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

As the Safecell system integrates with the existing certified WiFi access points, the only certification requirement will be approval of the shielding system which is designed to comply with aviation certification standards.

The company will need to invest substantial funds to package and certify the SecurEtag system to meet the requirements of the Federal Communications Commission ("FCC"). In the interim, a development platform can be established under FCC approval which will facilitate the marketing program.

PRODUCT DEVELOPMENT

The technology the Company acquired was a data link aviation communications system, designated the Airline Communications and Management System ("ACAMS") and was originally developed in conjunction with Qantas Airways and Swissair. The development of the technology was sponsored by Qantas Airways which required both an interface which would allow the crew to communicate through the aircraft's satellite and radio communications data link and an interface between the ACAMS datalink and the aircraft's video systems.

The G3CARS system has been developed based on COTS technologies combining the latest in TabletPC, handwriting recognition software and the 3G broadband communications link. The software platform was developed using the .net environment under the Microsoft development partner program.

The Safecell system is being designed to be a consumer product. The communicators is based on the latest ARM micro processor technology integrated with latest in WiFi and Bluetooth single chip technology. The Safecell shielding system is based on the faraday cage concept for shielding/attenuating radio signals that are in the frequencies that interfere with aircraft avionics and ground based cellular networks.

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

OPERATIONS TO DATE

The company has successfully completed flight testing with Alitalia and Saudi Airlines and as a result, has signed a contract with Saudi Airlines. The company has signed a contract with AirOne for the G3CARS system.

SALES AND PRICING

ASI sells both the Email and Internet system under Supply and License Agreements under which ASI receives payment, plus a share of the revenue generated from the programs. ASI supplies equipment on either a sale basis or alternatively may negotiate to provide the equipment at a discounted price in exchange for a larger revenue share. The AirCommerce marketing is based on selling advertising on the programs run on ASI supplied equipment. ASI believes that the revenue can be enhanced when the communication link is installed, allowing passengers to purchase goods and services being promoted via the system.

ASI can generate revenue from Email programs by charging passengers per kilobyte of data transmitted over the air-to-ground link.

ASI can purchase hardware from appropriate suppliers, depending on the specification requirements of each airline. ASI subcontracts the production of the ACAMS integration technology. On G3CARS, airlines pay a fixed fee per fight.

On Safecell it is envisage that the communicator will be sold as a cell phone accessory, with a target selling price similar to a Bluetooth headset. The communicator can be distributed through the retail distribution outlets and the shielding system can also be offered separately by airlines or in duty free outlets. The overall sales and pricing strategy is expected to be finalised by early 2007, however it is envisaged the data communication cost for using the Safecell service will be the same low cost pricing structure currently available for the ASiQ services..

While the Company is still formulating the plan for SecurEtag, it expects to be able to generate revenue either from the sale of RFID tags or through the management of a loss prevention or detection programs, or from a combination of both.

OPERATIONS AND SUPPLIERS

The Company and ASI operate from premises in Australia, which houses management, engineering, network services, gateway, and administration. ASI recently opened an office in Malaysia to expand and support the marketing operations throughout South-East Asia. ASI also has an office in California to support the strategic alliances being forged with the major aircraft systems manufacturers.
For those aircraft not equipped with an on-board server, ASI provides for the Email/Internet programs the ACAMS server which has been manufactured to date by ASI Technologies Pty Ltd ("ASIT Australia"). (refer Section "Certain Relationships And Related Transactions"). In future, ASI anticipates that it will outsource the production of its equipment or will modify equipment from a suitable aviation certified manufacturer.

ASI has out-sourced its operations to companies and individuals specializing in either the manufacture and installation of avionics or the procurement of
advertisement sponsors or the delivery of Internet data services.   ASI will
contract with an installation company to install its equipment on the customer airline. Once installed, ASI out-sources all of the hardware engineering and technical support services to ASIT Australia and other suitably certified organizations.
On Safecell, the intention is to licence the manufacturer of the communicator and shielding system to organisation that comply with our quality control standards. On G3CARS the airline sources the hardware platform direct based on a list of recommended system. ASI provides the software and assists the airline with the installation contractors and training.

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

COMPETITION

ASI believes that it operates in a market niche offering the lowest cost Email solution for airlines where there are no other companies providing both the same product with a similar price structure. ASI believes, however, that the market for technologically advanced in-flight entertainment and communications systems is emerging and that competition to provide such services to the airlines will be intense. ASI is aware of several other companies that provide systems that compete with ASI's products, some of which have been installed on aircraft. Most of these competitors have substantially greater financial and other resources than ASI and, accordingly, may have a significant competitive advantage over ASI.

The effect of September 11 has reduced ASI's principal competitors to only OnAir a new Airbus/SITA venture (previously known as Tenzing), and Connexion by Boeing. While Connexion has signed up a number of customer airlines, Boeing have announced that they are exiting the market. Companies such as Panasonic Avionics Corporation (previously known as Matsushita Avionics Systems Corporation), and Stratos also offer a short message service (SMS) which could be perceived as a competitor to Email. ASI is working with both these organizations to integrate ASiQnet. A number of companies are currently marketing "pico cell" technology to enable cellular phones to be used while an aircraft is in flight. There are a number of regulatory issues to be resolved before this technology will be available globally, and while there is an expectation that approvals will be finally achieved, the cost of implementing the technology may not warrant the investment by airlines.

ASI believes that it will be able to compete with other companies based on the company's marketing plan that provides flexible terms on equipment and revenue sharing. ASI targets airlines that will be attracted to this structure which allows the airline to provide more customized service at little cost to the airline. ASI believes that although most of ASI's competitors are marketing more technologically advanced communication and entertainment systems, those competing services are offered at a far greater expense to the airlines both in the capital cost and in the operating costs. ASI believes that its SafeCell product will enable it to offer a competitive alternative to airlines wanting to provide their passengers with cellular phone based communications.

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

INDUSTRY OVERVIEW

The events on September 11, 2001 in the USA and the SARS virus had a significant effect on the airline industry. Despite this, the longer term growth of the airline industry is expected to continue. Boeing are predicting airline passenger growth of 4.9% per annum over the period 2006 - 2025, 1.8% above the predicted worldwide rate of economic growth of 3.1% for the same period (Source Current Market Outlook 2006, - www.boeing.com/commercial). Recent industry surveys have confirmed that Email/Internet is still a high priority for airline passengers.

On Safecell recent surveys confirm that globally there are 2.6 Billion cell phone subscribers and according to the market research firm Instat, by 2010 they predict only 123 million will incorporate WiFi. Taking into account that 90% of European passengers carry a cell phone, the potential for a device that makes existing cell phone WiFi compatible should have a considerable market.

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

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 23,007,293 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                             Common Stock
                                                          High     Low
March 31, 2000                                            $1.25    $1.25
June 30, 2000                                             $1.81    $1.00
September 30,2000                                         $1.50    $0.63
December 31, 2000                                         $0.63    $0.28
March 31, 2001                                            $0.53    $0.50
June 30, 2001                                             $0.51    $0.51
September 30,2001                                         $0.51    $0.51
December 31, 2001                                         $0.51    $0.51
March 31, 2002                                            $0.51    $0.21
June 30, 2002                                             $0.35    $0.21
September 30,2002                                         $0.42    $0.20
December 31, 2002                                         $0.60    $0.34
March 31, 2003                                            $0.69    $0.34
June 30, 2003                                             $0.51    $0.72
September 30,2003                                         $0.55    $0.37
December 31, 2003                                         $0.51    $0.36
March 31, 2004                                            $0.51    $0.45
June 30, 2005                                             $0.55    $0.40
September 30, 2004                                        $0.55    $0.28
December 31, 2004                                         $0.36    $0.27
March 31, 2005                                            $0.32    $0.23
June 30, 2005                                             $0.31    $0.25
September 30, 2005                                        $0.29    $0.23
December 31, 2005                                         $0.55    $0.24
March 31, 2006                                            $0.50    $0.25
June 30, 2006                                             $0.40    $0.30

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company has a very low cost structure as its engineering operations are based in Australia compared to its competitors who are based in Seattle, Washington, U.S.A., Gatwick London UK and Geneva Switzerland.. This allows the company to offer competitive pricing in US Dollars while its cost structure is based on Australian Dollars.

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

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2006 of $6,561,284. Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the Email/Internet, AirCommerce and SecurEtag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including exercise of Options, revenues from operations, and proceeds available from its suppliers. However, the Company may be required to raise additional capital through debt or equity financing.

The Company intends to use future revenues, if any, for the purchase of equipment for its Email, G3CARS, AirCommerce and SecurEtag programs and for capital expenditures and working capital for its proposed operations, and certain fees, costs and expenses associated with this offering.

YEAR ENDED JUNE 30, 2006 COMPARED WITH YEAR ENDED JUNE 30, 2005

The Company received revenue of $30,938 for the year ending June 30, 2006, compared to revenue of $62,149 for the year ended June 30, 2005. Revenue for both years was mainly from government grants.

Net losses increased from $703,489 in the twelve month period ending June 30, 2005, to $1,517,659 for the twelve month period ending June 30, 2006, as a result of increased consulting fees, wages and salaries, corporate promotion and marketing expenses, but decreased engineering costs and stock impairment charges. Expenses increased from $759,986 for the twelve month period ending June 30, 2005 to $1,549,957 for the twelve month period ending June 30, 2006.

The Company had a foreign currency translation loss of $8,578 for the twelve month period ending June 30, 2006, compared to a foreign currency translation gain of $15,399 for the twelve month period ending June 30, 2005. As a result, the Company recorded a comprehensive loss of $1,526,237 for the twelve months ended June 30, 2006, compared to a comprehensive loss of $688,090 for the twelve months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date. The Company has received revenue totaling $32,298 during the fiscal year ended June 30, 2006.

The Company's cash and cash equivalents decreased from $106,416 at June 30, 2005 to $953 at June 30, 2006 as a result of operating losses, but after capital raisings.

The Company had a net loss of $1,517,659 from operating activities for the period July 1, 2005 to June 30, 2006, primarily consisting of consulting, management and directors fees, wages and salaries and marketing expenses, The net loss from operating activities for such period was greater than the net loss from operating activities for the period July 1, 2004 to June 30, 2005 primarily as a result of increased consulting fees, wages and salaries, and marketing expenses, but after decreased engineering costs, stock impairment. The Company's revenue for the twelve months ending June 30, 2006 was $32,298, compared to $62,149 in the twelve month period to June 30, 2005. The cash flow of the Company from financing activities for the twelve months ending June 30, 2006 was from the proceeds from issue of common stock and the exchange of debt for equity with related parties.

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


GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. On July 1, 1998, the Company acquired 100% of ASiQ Pty Ltd., ("ASI") an Australian corporation. ASI had accumulated losses of approximately $3,632,721 at June 30, 2006 and will be required to make significant expenditures in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern subsequent to the acquisition, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

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

                            June 30, 2005 & 2006

                           ASI ENTERTAINMENT, INC.
                      Consolidated Financial Statements



                              TABLE OF CONTENTS



                                                                  Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                        F-1, F-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheet                                    F-3
     Consolidated statement of income and comprehensive income     F-4
     Consolidated statement of stockholders' equity                F-5
     Consolidated statement of cash flows                     F-6, F-7
     Notes to consolidated financial statements              F-8, F-16

                          Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                               2228 South Fraser Street
                                                                Unit 1
                                                     Aurora, Colorado    80014


Report of Independent Registered Public Accounting Firm

Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying balance sheet of ASI Entertainment, Inc. as of June 30, 2006, and the related statements of income and comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Larry O'Donnell, CPA, P.C.
October 13, 2006
Aurora, Colorado

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
                           Telephone (303)306-1967
                              Fax (303)306-1944


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia

I have audited the accompanying consolidated balance sheet of ASI Entertainment, Inc. as of June 30, 2005 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended June 30, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                    Ronald R. Chadwick, P.C.
October 6, 2005                                     RONALD R. CHADWICK, P.C.

                           ASI ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2006

                          ASSETS

Current Assets
     Cash and cash equivalents                                   $      953
     Other receivables                                                 232
                                                            --------------
           Total Current Assets                                      1,185
                                                            --------------
     Property and equipment, net                                    631,762
                                                            --------------
                                                                   631,762
                                                             --------------
Total Assets                                                       $632,947
                                                             ==============

            LIABILITIES AND SHARHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                   $      104,933
     Due to related parties                                        202,480
                                                            --------------
           Total Current Liabilities                               307,413
                                                            --------------
Total Liabilities                                                   307,413
                                                            --------------

Stockholders' Equity
     Preferred stock $0.0001 par value;
           20,000,000 shares authorized;
           none issued and outstanding                       $            -

     Common stock, $0.0001 par value;
           100,000,000  shares authorized;
           23,007,293 shares issued and 23,007,293
           outstanding                                       $        2,301

     Additional paid-in capital                              $    7,075,823
     Treasury stock -
                    - par value (50,000 shares)              $           (5)
     Accumulated deficit                                     $   (6,561,284)
     Accumulated other comprehensive loss                    $     (191,301)
                                                             --------------
Total Stockholders' Equity                                   $      325,534
                                                             --------------
Total Liabilities and Stockholders' Equity                   $      632,947
                                                             ==============






The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
            For the Years Ended JUNE 30, 2005 and JUNE 30, 2006


                                                       2005         2006
                                                   -----------   -----------
Sales, net                                         $   62,149    $   32,298

Cost of Sales                                          (5,651)           -
                                                   -----------   -----------
Gross Margin                                           56,498        32,298

Selling, general and administrative expenses           723,108     1,549,089
Option expense                                         36,825            -
                                                   -----------   -----------

Loss from operations                                  (703,435)   (1,516,791)

Other income (expense)
     Interest income
     Interest expense                                    (54)        (868)
     Loss on equipment disposal
                                                   -----------   -----------

Income (loss) before provision for income taxes       (703,489)   (1,517,659)

Provision for income tax                                    -            -

Net income (loss)                                  $ (703,489)  $(1,517,659)

Other comprehensive income (loss) -
                                 - net of tax
Foreign currency translation gains (losses)             15,399        (8,578)
                                                   -----------   -----------

Comprehensive profit (loss)                        $ (688,090)  $(1,526,237)
                                                   ===========   ===========

Net income (loss) per share
(Basic and fully diluted)                           $     (0.05)  $     (0.08)
                                                   ===========   ===========
Weighted average number of
common shares outstanding                           13,874,777    18,863,472
                                                   ===========   ===========













The accompanying notes are an integral part of the consolidated financial statements.

                              ASI ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the Years Ended JUNE 30, 2005 and JUNE 30, 2006

                                                                                                           Accum.
                                                                                                           Other         Stock
                                            Common Stock          Paid In      Treasury      Accum.       Compre.       holders'
                                         Shares      Amount      Capital       Stock       Deficit     Income/Loss      Equity
Balances at June 30, 2004              13,659,901  $    1,366   $5,078,428     $    (5) $(4,340,137)   $ (198,122)   $   541,530

Exercise of stock options                 249,751          25      124,851                                               124,876

Issuance of stock for cash                763,725          76      364,999                                               365,075

Issuance of stock for debt
    retirement                             46,275           5       23,132                                                23,137

Compensatory option issuances                                       36,825                                                36,825

Foreign currency
    Translation gain (loss)                                                                                15,399         15,399

Net gain (loss) for the year
    ended June 30, 2005                                                                    (703,489)                    (703,489)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2005              14,719,652  $    1,472   $5,628,235     $     5) $(5,043,626)   $ (182,723)   $   403,353

Issuance of stock for cash              1,035,000         104      517,397                                               517,500

Issuance of stock for debt
    retirement                            666,326          67      199,831                                               199,898

Compensatory stock issuances            4,517,662         452      721,161                                               721,613

Issuance of stock for assets            2,068,653         207                                                                207

Issuance of stock options                                           (9,200)                                               (9,200)

Foreign currency
    translation gain (loss)                                                                                (8,578)        (8,578)

Net gain (loss) for the year
    ended June 30, 2006                                                                  (1,517,659)                  (1,517,659)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2006              23,007,293  $    2,301   $7,066,623     $     5) $(6,561,285)   $ (191,301)   $   307,133
                                       ==========  ==========    =========  ==========  ===========   ===========   ============








The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended JUNE 30, 2005 and JUNE 30, 2006

                                                                             2005                2006
                                                                      ------------------   ------------------
Cash Flows from Operating Activities:
        Net income/(loss)                                                 $ (703,489)         $(1,517,659)

        Adjustments to reconcile net income to
        net cash provided by (used for)
        operating activities:
                Depreciation                                                   2,600                4,944
                Amortization
                Loss on equipment disposal
                Compensatory stock issuances                                                      721,400
                Compensatory option issuances                                 36,825
                Write down for stock impairment                              114,300
                Trade accounts receivable
                Other Receivables                                              3,668                4,067
                Accounts payable and accrued expenses                         12,318               52,878
                                                                      --------------       --------------
                Net cash provided by (used for) operating
                activities                                                 (533,778)            (734,370)
                                                                      --------------       --------------

Cash Flows from investing activities:
        Purchase of fixed assets                                              (9,602)                451
        Sale of fixed assets
                                                                      --------------       --------------
                Net cash provided by (used in) investing
                activities                                                   (9,602)                451
                                                                      --------------      --------------


                        (Continued On Following Page)

















The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended JUNE 30, 2005 and JUNE 30, 2006

                        (Continued from Previous Page)


                                                                             2005                2006
                                                                      ------------------   ------------------
Cash flow from financing activities:
        Increase/(decrease) in amount due to related parties                  164,174               83,139
        Issuance of common stock                                             489,951              517,500
        Issuance of stock options                                                  -                9,200
        Common stock subscription payable                                      (8,926)                  -
                                                                      --------------       --------------
                Net cash provided by (used for)
                financing activities                                        645,199              609,839
                                                                      --------------       --------------

Effect of exchange rate changes on cash                                      (32,537)              18,617
                                                                      --------------       --------------

Net Increase/(Decrease) in cash                                               69,282             (105,463)
CASH AT THE BEGINNING OF THE PERIOD                                           37,134              106,416
                                                                      --------------       --------------

CASH AT THE END OF THE PERIOD                                         $      106,416       $          953
                                                                      ==============       ==============

Schedule of Non-Cash Investing and Financing Activities

During 2005 the Company issued 46,275 shares of common stock to retire $23,137 in debt to a related party.
During 2006 the Company issued 666,326 shares of common stock to retire $199,898 in debt to a related party.

                                                       2005          2006
                                                 ------------  ------------
Case paid for interest                           $         54  $        868
Cash paid for income taxes                       $          -  $          -













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

Accounts receivable

The Company reviews accounts receivable at each balance sheet date and makes allowance for non-recoverability the Directors and Management consider appropriate. An allowance for doubtful accounts has been established, with accounts over one year old from date of invoicing deemed uncollectible and written off to bad debt expense. The Company did not have a bad debt expense during the years ended June 30, 2006 and 2005.

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

At June 30, 2006 the Company had net operating loss carryforwards of approximately $3,997,000 which expire under Australian tax law at various dates through the year 2010, in addition to net operating loss carryforwards of approximately $3,155,000 for U.S. tax purposes at June 30, 2006 which begin to expire in 2019. The deferred tax asset created by the Australian and U.S. net operating losses ($1,230,000 for U.S. tax purposes) has been offset by a 100% valuation allowance. The change in the valuation allowance for U.S. tax purposes in 2006 was $123,000.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. 1,291,934 shares in 2005 and 1,169,700 shares in 2006 potentially issuable from stock options were excluded from the earnings per share computations, as their inclusion would have lowered loss per share.

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

Products and services, and geographic areas

Company sales are derived from the sale of communications equipment and services to the commercial airline industry, are to external customers, and currently originate in and through the Company's Australian subsidiary ASIQ Pty. Ltd. to non-domestic customers. The Company's long term assets are held through ASIQ Pty. Ltd. in Australia.

Stock Options

The Company applies APB Opinion 25 and Related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options (none were granted in 2005 and 2006).

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006, the FASB issued SFAS No. 157, Fair  Value Measurements.
This  Statement  is effective as of the beginning of its first fiscal year that
begins  after  November  15,  2007.      This  Statement  defines  fair  value,
establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this
Statement  will  change  current  practice.    The  Company  does  not  expect
application of SFAS No. 157 to have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement amends FASB Statements No. 87, 88, 106, and 132(R). This Statement is effective as of the beginning of its first fiscal year that begins after December 15, 2006, but
before June 16, 2007.   This Statement improves financial reporting by
requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company does not expect application of SFAS No. 158 to have a material affect on its financial statements.

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

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2006 the Company owed officers, directors, and related parties $202,480.

The Company in 2005 and 2006 incurred expenses of approximately $150,000 and $125,000 respectively to a company affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid, but in 2005 $23,137 of the debt was converted to equity at $0.50 per share, resulting in the issuance of 46,275 shares, and in 2006 $199,898 of the debt was converted to equity at $0.30 per share, resulting in the issuance of 666,326 shares.


NOTE 3. LEASE COMMITMENTS

The Company carries operating leases for office space and equipment in Australia. The equipment leases expire in 2007. The office lease was continued from April 2006 on an on-going basis, subject to three months notice of termination. Combined payments under all leases are approximately $1,150 per month plus taxes. Rent expense incurred under the leases in 2005 and 2006 was approximately $16,700 and $14,900. Subsequent to June 30, 2006 minimum future lease payments for each of the next three years are approximately $15,200, $11,500 and $9,000.


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

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2006:

                                            Estimated
Asset                                       Useful Life     Cost

ACAMS                                       5 yrs              $      547,575
CMA platforms
  (computer hardware)                       5 yrs              $      385,478
Office equipment                             5 yrs                      17,479
Other                                       5 yrs                       2,555
                                                               --------------
Total                                                          $      953,087
Less: Accumulated depreciation                                       (321,325)
                                                               --------------
                                                               $      631,762
                                                               ==============

Depreciation expense for the years ended June 30, 2005 and 2006 was $2,571 and $4,944 respectively.


NOTE 6.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2005 had 100,000,000 shares of authorized common stock, $.0001 par value, with 14,719,652 shares issued, 14,669,652 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

The Company as of June 30, 2006 had 100,000,000 shares of authorized common stock, $.0001 par value, with 23,007,293 shares issued or committed to be issued, 23,007,293 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

The Company as of June 30, 2006 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2005 and 2006 the Company had stock options outstanding as described below.

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

At the beginning of fiscal year 2005, the Company had 4,132,406 non-employee stock options outstanding. During 2005 the Company issued 4,941,649 options, 249,751 options were exercised, and 7,514,263 options expired, leaving a 2005 year end outstanding balance of 1,310,041 non-employee stock options. The options have an exercise price of $0.50 and all expire in 2006.

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

At the beginning of fiscal year 2006, the Company had 628,528 non-employee stock options outstanding. During 2006 the Company issued 1,169,700 options, none were exercised, and 628,528 options expired, leaving a 2006 year end outstanding balance of 1,169,700 non-employee stock options. The options have an exercise price of $1 and $0.50. The options expire as follows: 2006 419,000; 2007 409,200 and 2008 341,500

As noted above, the Company in 2005 granted 1,169,700 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $1 to $0.50 per share with the option terms expiring in 2007 and 2008, to individuals for consulting services and as other compensation. As of June 30, 2006, 1,169,700 of these options remained outstanding. The fair value of these option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.9 - 3.2%, dividend yield of 0%, expected lives ranging from one-half to one and one-half years, volatility from 28 - 64%. The Company incurred and recorded compensation expense under these stock options of $9,200 in 2006.

Employee stock options

During 2005 and 2006 the Company issued no employee stock options.

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

Mr Thomas Henderson retired from the Board, effective February 1, 2006.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 73, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation and remains as President.

RONALD J. CHAPMAN, 54, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 61, has been a director of the Company since its inception and a director of ASIT Australia since 1987. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 54, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2005. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2006:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL   ANNUAL   COMPENSATION       OTHER
POSITION                      YEAR    SALARY   BONUS/AWARDS    COMPENSATION
                                                               ALL OTHER

Richard Lukso                 2006                               $15,000 (1)
Chairman

Ronald Chapman,
President                     2005       0           0           $36,270 (1)

Philip Shiels,
Chief Financial Officer       2005       0           0           $46,303 (1)

Graham Chappell               2006                               $33,000 (1)
Director

Thomas Henderson
Director                      2005       0           0           $14,000 (1)


1. Directors fees

2. The Company was invoiced $125,529 for management services rendered by Research No.1 Trust.

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

                                        Shares of Common
                                        Stock Beneficially   Percentage of
Name, Position and Address               Owned                Shares Owned

Ronald J. Chapman (2)                               3,174,618          12.13%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (3)                                831,406           3.61%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (4)                                1,198,522           5.21%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard Lukso                                        200,000           0.87%
Director
5610 Via Arbolado
Tucson, AZ, 85750

Chapman International Pty. Ltd. (5)                   450,000           1.96%
160 Silvan Road
Wattle Glen, Victoria, 3096,
Australia

Research No. 1 Trust (6)                            2,548,422          11.08%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Chappell Salikin Weil
Associates Pty. Ltd.(8)                               788,006           3.43%
5 Marine Parade, Suite 2
St. Kilda, Victoria, 3148,
Australia

Research No. 2 Trust (7)                            1,198,522           5.21%
4th Floor
136 Broadway, Newmarket
Auckland 1 New Zealand

Cudd & Co. (9)                                      1,250,000           5.43%
C/- JPMorgan Chase
4 New York Plaza
New York, NY. 10004
U.S.A.

All the officers and directors
as a group (4 persons)                              5,404,546          23.49%


(1) Assumes 23,007,293 shares of Common Stock issued and outstanding, or committed and to be issued.
(2) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,422 Shares.
(3) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner.
(4) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares.
(5) Ronald J. Chapman, President and a director of the Company is the managing director (president) and majority shareholder of Chapman International Pty. Ltd. which holds 450,000 Shares.
(6) Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,522 Shares.
(7) Philip A. Shiels, Chief Financial Officer and a director of the Company, is the trustee and beneficial shareholder of the 1,198,522 Shares owned by Research No. 2 Trust.
(8) Mr Graham O. Chappell is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of 788,006 Shares.
(9) Cudd & Co. is the trustee for LURF Pty. Ltd. and is considered the beneficial owner of 1,250,000 Shares.


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

Signature                                Title                      Date
- - - - ---------                        -----                      ----


/s/ Richard Lukso                        Director                  10/11/06
- - - - --------------------------------
     Richard Lukso


/s/ Ronald J. Chapman                    Director                  10/11/06
- - - - --------------------------------
     Ronald J. Chapman


/s/ Graham O. Chappell                   Director                  10/11/06
- - - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                     Director                  10/11/06
- - - - --------------------------------
     Philip A.  Shiels

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

Date: October 11, 2006

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

Date: October 11, 2006

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
October 11, 2006


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
October 11, 2006

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>