Form 10QSB
period 2006-09-30
ASI ENTERTAINMENT INC
filed 2006-11-13
CIK 1067873

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

      BUSINESS ADDRESS:
            STREET 1:                     954 LEXINGTON AVE.
            STREET 2:                     SUITE 242
            CITY:                         NEW YORK
            STATE:                        NY
            ZIP:                          10021
            BUSINESS PHONE:               210 775 2468

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
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2006


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,007,293

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

ITEM 7.Controls and Procedures................................................9

SIGNATURES...................................................................10

CERTIFICATIONS...............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 2006
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                 548
Other receivables                                                       1,489
                                                               --------------
Total Current Assets                                                    2,037
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                644,951
                                                               --------------
Total Non Current Assets                                              644,951
                                                               --------------
TOTAL ASSETS                                                          646,988
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 118,910
Due to related parties                                                283,078
Advances                                                               58,582
Stock subscription payable                                                  0
                                                               --------------
Total Liabilities                                                     460,570
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        2,301
 shares authorized, 23,007,293 shares issued and outstanding

Additional paid-in capital                                     $    7,075,823
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (6,721,838)
Accumulated other comprehensive loss                           $     (169,863)
                                                               --------------
Total Stockholders' Equity                                     $       186,418
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      646,988
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF SEPTEMBER 30, 2006
                                  (UNAUDITED)

                                             Three              Three
                                            months             months
                                            ending             ending
                                         Sep 30, 2006       Sep 30, 2005
REVENUE                                             20             31,450
Interest Received                                    0                176
Cost of Sales                                        0                  0
                                        --------------     --------------
                                        --------------     --------------
Gross Profit                                        20             31,627
                                        --------------     --------------
EXPENSES:
Accounting and auditing                          1,928              3,484
Banking                                            147                258
Consulting fees                                      0             23,809
Convention expenses                             48,757             29,971
Corporate administration                         1,835              ( 668)
Corporate promotion                                899                215
Depreciation                                     1,280              1,247
Directors fees                                   6,056             60,601
Engineering                                      8,754             18,243
Interest                                             0                493
Management fee                                  50,719             23,301
Marketing expense                                5,852             28,450
Office expenses, rent, utilities                 6,807             13,276
Travel                                           ( 571)            17,760
Wages and salaries                              28,109             41,804
                                       ---------------    ---------------
Total Expenses                                 160,572            262,244
                                       ---------------    ---------------
Net Profit/(Loss)                      $      (160,552)   $      (230,617)
                                        ==============     ==============
Foreign Currency Translation            $       21,438    $        (1,450)
Gain/(Loss), net-of-tax
                                       ---------------    ---------------
Comprehensive Profit/(Loss)            $      (139,114)   $      (232,067)
                                       ===============    ===============
Weighted average number of shares           23,007,293         14,741,652
outstanding during the period
                                       ===============    ===============
Net Profit/(Loss) per common share     $        (0.006)   $        (0.016)
and equivalents
                                       ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF SEPTEMBER 30, 2006
                                  (UNAUDITED)

                                                                               Three                Three
                                                                              months               months
                                                                              ending               ending
                                                                           Sep 30, 2006         Sep 30, 2005
Cash flows from operating activities:
Net Profit/(Loss)                                                             (160,552)            (230,617)
                                                                        --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                 1,280                1,247
    Consult. Exp. paid by stock and/or options                                       0               11,000

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                       (1,257)              (5,611)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                   13,977               12,034
                                                                        --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           14,000               18,670
activities:
                                                                        --------------       --------------
Net cash used in operating activities                                         (146,552)            (211,947)
                                                                        --------------       --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                       0                    0
                                                                        --------------       --------------
Net cash provided by (used in) investing activities                                  0                    0
                                                                        --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to loans and advances                     58,582                    0
    Increase/(decrease) in amount due to related parties                        80,598               18,305
    Proceeds from issuance of common stock, net                                      0              152,060
                                                                        --------------       --------------
Net cash from financing activities                                             139,180              170,365
                                                                        --------------       --------------
Effect of exchange rate changes on cash                                          6,967                   30
Net increase/(decrease) in cash                                                  ( 405)             (41,552)
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   953              106,416
                                                                        --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         548               64,864
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

For further information, refer to the consolidated financial statements and footnotes of ASiQ Pty. Ltd. and ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2006.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized for the 1,169,700 $0.50 options currently outstanding to purchase the Company's shares, since the effect was anti-dilutive.

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2006
                                  (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $6,721,838 at September 30, 2006 and will be required to make significant expenditure in connection with continuing engineering and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended September 30, 2006, the Company did not issue any shares of common stock.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2006 and the Form 10-KSB for the fiscal year ended June 30, 2006.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue and Gross profit in the three month period ended September 30, 2006 was $20. In the corresponding three month period ended September 30, 2005 revenue and gross profit was $31,626.

The Company had a net loss of $160,552 in the three month period ended September 30, 2006 compared to a net loss of $230,617 in the three month period ended September 30, 2005. Expenses decreased from $262,244 in the three months ended September 30, 2005 to $160,572 in the three months ended September 30, 2006 because of increased convention expenses and management fees; and after decreased directors fees, consulting fees, marketing expenses, travel expenses, and wages and salaries.

The Company had a foreign currency translation gain of $21,438 for the three months ended September 30, 2006 compared to a foreign currency translation loss of $1,450 for the three month period ended September 30, 2005. As a result, the Company recorded a comprehensive loss of $139,114 for the three month period ended September 30, 2006 compared to a comprehensive loss of $232,067 for the three month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $953 at July 1, 2006, to $548 at September 30, 2006.

The Company incurred a net loss of $160,552 from operating activities for the period July 1, 2006 to September 30, 2006 primarily due to wages and salaries, management fees and convention expenses.

The Company's revenue in the three months ending September 30, 2006 was $20 compared to $31,627 in the three month period ending September 30, 2005.

The cash flow of the Company from financing activities for the three months ending September 30, 2006 was from increased advances and loans from related parties.

The Company had no investing activities for the three months ending September 30, 2006.

The Company's marketing plan anticipates that it will install and maintain the Email/Internet and AirCommerce programs on commercial airlines. This plan may require significant initial capital from the Company for the production, acquisition, installation and maintenance of the Email/Internet and AirCommerce programs possibly before any revenues are received. The Company's G3CARS product will be sold to airlines on the basis that the airlines acquire the hardware, and pay to ASI an initial fee for the customization of the software and then a fixed fee per flight for software support. The Company's new Safecell product will be sold as a consumer device and the Company is investigating marketing and financing options including franchising and strategic alliances. Future funding will be required for product marketing and receivables. Additional funding will also be required for the certification, marketing and commercialisation of the SecurEtag system.

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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Lukso                Director                           11/9/2006





By:    /s/
Ronald J. Chapman             Director                           11/9/2006





By:    /s/
Philip A.  Shiels             Director                           11/9/2006





By:    /s/
Graham O. Chappell            Director                           11/9/2006

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

Date: November 9, 2006

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

Date: November 9, 2006

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
November 9, 2006


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
November 9, 2006

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]




</SEC-DOCUMENT>