Form 10QSB
period 2006-12-31
ASI ENTERTAINMENT INC
filed 2007-02-15
CIK 1067873

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
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended DECEMBER 31, 2006


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,953,265

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2006

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

ITEM 2.Changes in Securities.................................................10

ITEM 3.Defaults upon Senior Securities.......................................10

ITEM 4.Submission of Matters to a Vote of Security Holders...................10

ITEM 5.Other Information.....................................................10

ITEM 6.Exhibits and Reports on Form 8-K......................................11

ITEM 7.Controls and Procedures...............................................11

SIGNATURES...................................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2006
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   0
Other receivables                                                           0
                                                               --------------
Total Current Assets                                                        0
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                      0
                                                               --------------
Total Non Current Assets                                                    0
                                                               --------------
TOTAL ASSETS                                                                0
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  65,957
Due to related parties                                                368,010
Advances                                                                    0
Stock subscription payable                                                  0
                                                               --------------
Total Liabilities                                                     433,967
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        3,096
 shares authorized, 30,953,265 shares issued and outstanding

Additional paid-in capital                                     $    7,198,377
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (7,635,435)
Accumulated other comprehensive loss                           $            0
                                                               --------------
Total Stockholders' Equity                                     $     (433,967)
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $            0
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                            AS OF DECEMBER 31, 2006
                                  (UNAUDITED)

                                             Three               Six               Three               Six
                                            months             months             months             months
                                            ending             ending             ending             ending
                                         Dec 31, 2006       Dec 31, 2006       Dec 31, 2005       Dec 31, 2005
REVENUE                                              0                  0                  0             31,123
Interest Received                                    3                 23                560                740
Cost of Sales                                        0                  0                  0                  0
                                        --------------     --------------     --------------     --------------
                                        --------------     --------------     --------------     --------------
Gross Profit                                         3                 23                560             31,863
                                        --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         13,831             15,768             12,754             16,337
Advertising and promotion                          175                175                655                917
Banking                                            158                305                  0                  0
Consulting fees                                 54,665             58,133             25,341             54,907
Convention expenses                                  0             49,022              1,019             30,688
Corporate administration                         6,559              4,910              4,016              3,388
Corporate promotion                                  0                904             24,000             24,212
Depreciation                                     1,296              2,574              1,221              2,467
Directors fees                                     590              6,646             39,436             88,706
Engineering                                     28,312             65,480             10,748             28,914
Interest                                             0                  0                  0                488
Management fee                                  57,450            108,169             24,565             55,463
Marketing expense                               31,951             37,802             24,318             52,729
Office expenses, rent, utilities                11,728             18,493             10,242             23,489
Travel                                               0              ( 574)            19,265             37,044
Wages and salaries                                   0                  0             40,009             81,802
                                       ---------------    ---------------    ---------------    ---------------
Total Expenses                                 206,715            367,807            237,589            501,551
                                       ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (206,712)   $      (367,784)   $      (237,029)   $      (469,688)
                                        ==============     ==============     ==============     ==============
Foreign Currency Translation           $             0    $             0    $       (26,048)   $       (27,498)
Gain/(Loss), net-of-tax
                                       ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (206,712)   $      (367,784)   $      (263,077)   $      (497,186)
                                       ===============    ===============    ===============    ===============
Weighted average number of shares           30,953,265         26,980,279         15,141,652         14,930,652
outstanding during the period
                                       ===============    ===============    ===============    ===============
Net Profit/(Loss) per common share     $        (0.007)   $        (0.014)   $        (0.016)   $        (0.031)
and equivalents
                                       ===============    ===============    ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            AS OF DECEMBER 31, 2006
                                  (UNAUDITED)

                                                                                Six                  Six
                                                                              months               months
                                                                              ending               ending
                                                                           Dec 31, 2006         Dec 31, 2005
Cash flows from operating activities:
Net Profit/(Loss)                                                             (367,784)            (469,690)
                                                                        --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                 2,574                2,467
    Compensatory stock issuances - directors and staff                          44,285                    0
    Consult. Exp. paid by stock and/or options                                  79,063               35,000

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                        ( 913)              (4,957)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                   90,462               11,028
                                                                        --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating          215,472               43,538
activities:
                                                                        --------------       --------------
Net cash used in operating activities                                         (152,312)            (426,152)
                                                                        --------------       --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                       0                    0
    Monetary accounts on privatization of subsidiary                           (84,485)                   0
                                                                        --------------       --------------
Net cash provided by (used in) investing activities                            (84,485)                   0
                                                                        --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to loans and advances                          0                    0
    Increase/(decrease) in amount due to related parties                       235,844               41,205
    Proceeds from issuance of common stock, net                                      0              150,000
    Funds received pending issue of shares                                           0              206,767
                                                                        --------------       --------------
Net cash from financing activities                                             235,844              397,972
                                                                        --------------       --------------
Effect of exchange rate changes on cash                                              0                  223
Net increase/(decrease) in cash                                                  ( 953)             (27,957)
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   953              106,416
                                                                        --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           0               78,459
                                                                        ==============       ==============

    See accompanying notes to unaudited consolidated financial statements.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of ASI Entertainment, Inc. and its wholly owned subsidiary, ASI Technologies, Inc. They also include the consolidated operating results for the former subsidiaries ASiQ Pty. Ltd., an Australian corporation and ASI Media Pty. Ltd., an inactive wholly owned subsidiary of the Australian corporation. All entities are collectively referred to as "the Company". All intercompany accounts and transactions have been eliminated in consolidation.


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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                            AS OF DECEMBER 31, 2006
                                  (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $7,635,435 at December 31, 2006 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended December 31, 2006, the Company issued 5,900,000 shares of common stock and as a result has taken up Common Stock of $590. During the three month period ended December 31, 2006, the Company made a compensatory issue of 2,045,972 shares of common stock and as a result has taken up Common Stock of $205 and Additional Paid-In Capital of $122,554.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2006 and the Form 10-KSB for the fiscal year ended June 30, 2006.

Certain statements contained in this report, that are not historical facts are "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are statements regarding the intent, belief, or current expectations, estimates, or projections of the company, its directors, or its officers about the company and the industry in which it operates and are based on assumptions made by management. Forward-looking statements include without limitation statements regarding: (a) the company's strategies regarding growth and business expansion, including future acquisitions; (b) the company's financing plans;
(c) trends affecting the company's financial condition or results of operations; (d) the company's ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; and (f) the company's ability to respond to changes in customer demand and regulations. Although the company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When issued in this report, the words "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and similar expressions are generally intended to identify forward-looking statements. Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the company's revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the company's technologies noncompetitive or obsolete; (v) new product introductions, product sales mix, and the geographic mix of sales. The company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS AND PLAN OF OPERATIONS

RESTRUCTURE
As set out in Item 4., effective December 31, 2006, the Company is distributing all the shares it holds in ASIQ Pty. Ltd. to the stockholders of the Company. It planned that the Company will purchase the SafeCell intellectual property from ASIQ Pty. Ltd. and the finalisation of the patent for that technology will become the main business of the Company.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

Revenue and Gross profit in the three month period ended December 31, 2006 was $3. In the corresponding three month period ended December 31, 2005 revenue and gross profit was $560.

The Company had a net loss of $206,712 in the three month period ended December 31, 2006 compared to a net loss of $237,029 in the three month period ended

December 31, 2005. Expenses decreased from $237,589 in the three months ended December 31, 2005 to $206,715 in the three months ended December 31, 2006 because of increased engineering expenses, consulting fees, marketing expenses and management fees; and after decreased directors fees, corporate promotion, travel expenses, and wages and salaries.

The Company had a foreign currency translation gain of nil for the three months ended December 31, 2006 compared to a foreign currency translation loss of $26,048 for the three month period ended December 31, 2005. As a result, the Company recorded a comprehensive loss of $206,712 for the three month period ended December 31, 2006 compared to a comprehensive loss of $263,077 for the three month period ended December 31, 2005.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2005

Revenue and Gross profit in the six month period ended December 31, 2006 was $23. In the corresponding six month period ended December 31, 2005 revenue and gross profit was $31,863.

The Company had a net loss of $367,784 in the six month period ended December 31, 2006 compared to a net loss of $469,688 in the six month period ended December 31, 2005. Expenses decreased from $501,551 in the six months ended December 31, 2005 to $367,807 in the six months ended December 31, 2006 because of increased convention expenses, engineering expenses and management fees; and after decreased directors fees, marketing expenses, travel expenses, and wages and salaries.

The Company had a foreign currency translation gain of nil for the six months ended December 31, 2006 compared to a foreign currency translation loss of $27,498 for the six month period ended December 31, 2005. As a result, the Company recorded a comprehensive loss of $367,784 for the six month period ended December 31, 2006 compared to a comprehensive loss of $497,186 for the six month period ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $953 at July 1, 2006, to nil at December 31, 2006.

The Company incurred a net loss of $367,784 from operating activities for the period July 1, 2006 to December 31, 2006 primarily due to engineering expenses, consulting fees, management fees, marketing expenses and convention expenses.

The Company's revenue in the six months ending December 31, 2006 was $23 compared to $31,863 in the six month period ending December 31, 2005.

The cash flow of the Company from financing activities for the six months ending December 31, 2006 was from increased advances and loans from related parties.

The Company had cash flow of -$84,485 from investing activities for the six months ending December 31, 2006, from the privatization of its subsidiary ASiQ Pty. Ltd.

The Company's plan for the SafeCell intellectual property will require funding for the completion of the patent application, then further funding for marketing to set up license and royalty agreements.

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

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company received consents in lieu of a meeting from a majority of its stockholders for the restructuring of the Group as outlined in (c) below.
(a) Record date was December, 2006 and the effective date December 31, 2006.
(b) Not applicable
(c) Consent was given to the following:

   (i) The distribution of all the ordinary shares of ASIQ Pty. Ltd. to the stockholders of ASI Entertainment, Inc. in the same proportion as their stockholding in ASI Entertainment Inc. as at the date set by the Board of Directors for this transaction.

   (ii) ASI Entertainment, Inc. acquiring the SafeCell Intellectual Property from ASIQ Pty. Ltd. for US$250,000 and agreeing to write off US$1,800,000 debt owed to ASI Entertainment, Inc. by ASIQ Pty. Ltd.

   (iii) The issue of 30,000,000 shares, or equivalent, in ASI Entertainment, Inc. for US$500,000, which will acquire 51% of ASI Entertainment, Inc. as at the date set by the Board of Directors for this transaction. The terms and documentation of the acquisition of the SafeCell Intellectual Property are still being finalized.

   (iv) The payment of US$250,000 to ASIQ Pty. Ltd. to facilitate the acquisition of SafeCell Intellectual Property from ASIQ Pty. Ltd.

(d) Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a) The following report on Form 8-K was filed during the last quarter:

   (1) For 8-K filed on January 2, 2007, disclosing the Group restructuring, effective December 31, 2006.

(b)  The following exhibits are included herein:

Exhibit  Document Description
No.

31.1     Certification of Principal Executive Officer pursuant to
         Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2     Certification of Principal Financial Officer pursuant to
         Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1     Certification of Chief Executive Officer and Chief
         Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.



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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Lukso                Director                           02/12/2007





By:    /s/
Ronald J. Chapman             Director                           02/12/2007





By:    /s/
Philip A.  Shiels             Director                           02/12/2007





By:    /s/
Graham O. Chappell            Director                           02/12/2007



</SEC-DOCUMENT>