Form 10QSB
period 2007-03-31
ASI ENTERTAINMENT INC
filed 2007-05-15
CIK 1067873

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
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended MARCH 31, 2007


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

                     FOR THE QUARTER ENDED MARCH 31, 2007

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

ITEM 4.Submission of Matters to a Vote of Security Holders....................9

ITEM 5.Other Information......................................................9

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

ITEM 7.Controls and Procedures................................................9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2007
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                 0
Other receivables                                                         0
                                                             --------------
Total Current Assets                                                      0
                                                             --------------

NON CURRENT ASSETS
Property and equipment                                                    0
                                                             --------------
Total Non Current Assets                                            250,000
                                                             --------------
TOTAL ASSETS                                                        250,000
                                                             ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 70,985
Other creditors                                                     250,000
Due to related parties                                              428,610
Stock subscription payable                                                0
                                                             --------------
Total Liabilities                                                   749,595
                                                             --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares          $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                  $        3,096
 shares authorized, 30,953,265 shares issued and outstanding

Additional paid-in capital                                    $    7,198,377
Treasury stock -
              - par value (50,000 shares)                    $        (   5)
Accumulated deficit                                                  $
                                                                 (7,701,063)
Accumulated other comprehensive loss                                 $     0
                                                             --------------
Total Stockholders' Equity                                    $     (499,595)
                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      250,000
                                                             ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                             AS OF MARCH 31, 2007
                                 (UNAUDITED)

                                           Three              Nine              Three              Nine
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Mar 31, 2007      Mar 31, 2007      Mar 31, 2006      Mar 31, 2006
REVENUE                                             0                 0                 0            30,953
Interest Received                                   0                23               559             1,301
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
Gross Profit                                        0                23               559            32,254
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                             0            15,797             4,595            20,878
Advertising and promotion                           0               175                 0                 0
Banking                                             0               309               853             1,392
Consulting fees                                     0            58,177            25,038            63,861
Convention expenses                                 0            49,653                 0            30,520
Corporate administration                        2,007             6,941             3,682             7,089
Corporate promotion                             2,297             3,213            34,743            58,957
Depreciation                                        0             2,607             1,213             3,681
Directors fees                                      0             6,646            27,108           110,694
Engineering                                         0            65,760            14,200            43,118
Interest                                            0                 0                 0               867
Loss on sale of asset                               0                 0                 0                 0
Management fee                                 60,600           168,769            23,302            76,030
Marketing expense                                   0            37,940            17,281            93,531
Officers' compensation                              0                 0            11,281                 0
Office expenses, rent, utilities                  120            18,850            10,946            34,431
Stock impairment                                    0                 0                 0                 0
Travel                                            604                22            18,995            56,053
Wages and salaries                                  0                 0            37,696           119,479
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 65,628           434,859           230,933           720,581
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (65,628)   $      (434,836)   $      (230,374)   $      (688,327)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0         $       0    $       (27,020)   $       (54,518)
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (65,628)   $      (434,836)   $      (257,396)   $      (742,845)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           30,953,265        25,655,950        15,893,152        15,306,402
outstanding during the period
                                      ===============    ================   ===============    ================
Net Profit/(Loss) per common share     $        (0.002)   $        (0.017)   $        (0.014)   $        (0.045)
and equivalents
                                      ===============    ================   ===============    ================

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             AS OF MARCH 31, 2007
                                 (UNAUDITED)

                                                                             Nine                Nine
                                                                            months              months
                                                                            ending              ending
                                                                         Mar 31, 2007         Mar 31, 2006
Cash flows from operating activities:
Net Profit/(Loss)                                                            (434,836)            (688,327)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                               2,608               3,681
    Compensatory stock issuances                                               44,285              59,500
    Consulting expenses paid by stock and/or options                           79,063                   0
    Write down for stock impairment                                                 0                   0

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                                  0                   0
        Other Receivables                                                      ( 913)              (8,770)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                  95,485              (30,586)
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating          220,528              23,825
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                        (214,308)            (664,502)
                                                                      --------------       --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                               (250,000)                440
    Monetary accounts on privatisation of subsidiary                          (83,096)                  0
                                                                      --------------       --------------
Net cash provided by (used in) investing activities                           (333,096)                440
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                      296,451              75,203
    Proceeds from issuance of common stock, net                                     0              350,750
    Funds received pending issue of shares                                          0              87,391
    Other creditors                                                          250,000                   0
                                                                      --------------       --------------
Net cash from financing activities                                            546,451              513,344
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0              50,056
Net increase/(decrease) in cash                                                 ( 953)            (100,662)
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  953              106,416
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          0               5,754
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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                             AS OF MARCH 31, 2007
                                 (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $7,701,063 at March 31, 2007 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended March 31, 2007, the Company issued no shares of common stock and as a result has taken up Common Stock of nil.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March 31, 2007 and the Form 10-KSB for the fiscal year ended June 30, 2006.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenue and Gross profit in the three month period ended March 31, 2007 was nil. In the corresponding three month period ended March 31, 2006 revenue and gross profit was $559

The Company had a net loss of $65,628 in the three month period ended March 31, 2007 compared to a net loss of $230,376 in the three month period ended March 31, 2006. Expenses decreased from $230,934 in the three months ended March 31, 2006 to $65,628 in the three months ended March 31, 2007 because of decreased consulting expenses, corporate promotion, marketing expenses, and wages and salaries but after increased management fees.

The Company had a foreign currency translation gain of nil for the three months ended March 31, 2007 compared to a foreign currency translation loss of $27,020 for the three month period ended March 31, 2006. As a result, the Company recorded a comprehensive loss of $65,628 for the three month period ended March 31, 2007 compared to a comprehensive loss of $257,396 for the three month period ended March 31, 2006.

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

Revenue and Gross profit in the nine month period ended March 31, 2007 was $23. In the corresponding nine month period ended March 31, 2006 revenue and gross profit was $32,254.

The Company had a net loss of $434,836 in the nine month period ended March 31, 2007 compared to a net loss of $688,327 in the nine month period ended March 31, 2006. Expenses decreased from $720,581 in the nine months ended March 31, 2006 to $434,859 in the nine months ended March 31, 2007 because of decreased marketing expenses, corporate promotion, travel, and wages and salaries but after increased convention expenses and management fees.

The Company had a foreign currency translation gain of nil for the nine months ended March 31, 2007 compared to a foreign currency translation loss of $54,518 for the nine month period ended March 31, 2006. As a result, the Company recorded a comprehensive loss of $434,836 for the nine month period ended March 31, 2007 compared to a comprehensive loss of $742,845 for the nine month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $953 at July 1, 2006, to nil at March 31, 2007.

The Company incurred a net loss of $434,836 from operating activities for the period July 1, 2006 to March 31, 2007 primarily due to directors fees, convention expenses, marketing expenses, management fees and consulting fees.

The Company's revenue in the nine months ending March 31, 2007 was $23 compared to $32,254 in the nine month period ending March 31, 2006.

The cash flow of the Company from financing activities for the nine months ending March 31, 2007 was from increased advances from related parties and creditors.

The Company had cash flow of -$333,096 from investing activities for the nine months ending March 31, 2007, from the disposal of its subsidiary ASiQ Pty. Ltd. and acquisition of the SafeCell intellectual property.

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

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

  (aThe following report on Form 8-K was filed during the last
  ) quarter:

   (18-K filed March 5, 2007 reporting an agreement had been ) entered into for the acquisition of the SafeCell and the associated Intellectual Property rights, from ASIQ Pty. Ltd.

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


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            05/10/2007





By:    /s/
Ronald J. Chapman             Director                           05/10/2007





By:    /s/
Philip A.  Shiels             Director                           05/10/2007





By:    /s/
Graham O. Chappell            Director                           05/10/2007







</SEC-DOCUMENT>