Form 10KSB
period 2007-06-30
ASI ENTERTAINMENT INC
filed 2007-10-12
CIK 1067873

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

      MAIL ADDRESS:
            STREET 1:                     1/45 EXHIBITION STREET
            STREET 2:
            CITY:                         MELBOURNE
            STATE:                        VICTORIA
            ZIP:                          3000
            COUNTRY:                  AUSTRALIA

































                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                                    For the fiscal period ended JUNE 30, 2007


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

1/45 Exhibition Street
Melbourne, Victoria, 3000, Australia
 (Address of principal executive officers)

+61 3 9016 3021
(Issuer's telephone number)


Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding at June 30, 2007

Common Stock, par value $.0001 per share    55,276,429

Documents incorporated by reference         None

10KSB


PART I.......................................................................2

ITEM 1. DESCRIPTION OF BUSINESS..............................................2

ITEM 2. DESCRIPTION OF PROPERTY..............................................6

ITEM 3. LEGAL PROCEEDINGS....................................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

PART II......................................................................7

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............7

ITEM 7. FINANCIAL STATEMENTS.................................................9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE........................................................13

PART III....................................................................14

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........................14

ITEM 10. EXECUTIVE COMPENSATION.............................................16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................19

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................19


PART I.
ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

ASI Entertainment, Inc was formed on April 29, 1998 as a Delaware corporation. The Company has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The executive offices of the Company are located at Level 1, 45 Exhibition Street, Melbourne, Victoria, 3000 Australia and its telephone number is +61-3-9016-3021. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021.

(3) Material reclassification, merger, consolidation or purchaser sale of a significant amount of assets not in the ordinary course of business.

Until December 31, 2006 the business of the Company was primarily the investment in ASIQ Pty. Ltd. ASIQ has developed its expertise and reputation in both software development and airline industry technologies, as a pioneer of passenger data communications. ASIQ's main products were ASiQnet, which enables airline passengers to send and receive email and to browse the internet, and G3CARS, an electronic crew reporting and information system which provides aircrew with a fast and reliable way of submitting airline operational documentation and email link, while the aircraft is on the ground.

Effective December 31, 2006 the Company was restructured with the privatization of the operating subsidiary, ASIQ Pty. Ltd. an Australian corporation. As a result, shares in ASIQ were distributed to the shareholders of ASI Entertainment, Inc. in the same number and proportion as their shareholding in ASI Entertainment, Inc.

BUSINESS

(1) Principal products or services and their markets;

As part of the restructure, ASI Entertainment Inc., received the right, which it subsequently exercised, to acquire from ASIQ, the "SafeCell" intellectual property which it will continue to develop with a view to setting up a distribution network to generate license and royalty income.

SafeCell is a low cost cellular phone system that is designed to convert an existing cellular phone into a WiFi communicator for use in-flight or on the ground. SafeCell can deliver low cost SMS ("short message service"), voice and data services.

The SafeCell invention incorporates two unique components. A small device called a "communicator" that turns a standard cellular phone into a WiFi communicator, and a shielding accessory that allows the cellular phone to be switched on in-flight. The communicator incorporates the bridging of two vertical technologies, Bluetooth and WiFi and provides the connection between the cellular phone and the Internet via a WiFi hotspot.

The SafeCell Communicator is designed to be a consumer product and is based on the latest micro processor technology integrated with WiFi and Bluetooth single chip technology. The SafeCell shielding system is based on the faraday cage concept for attenuating radio signals that are in the frequencies that interfere with aircraft avionics and ground based cellular networks. SafeCell will allow airline passengers carrying cellular phones to send SMS, text based Email messages and has the added advantage of being able to be used on the ground for VoIP ("voice over internet protocol")calls. SafeCell has been designed to accommodate the certification requirements of an in-flight WiFi network.

The Company also owns the American and European marketing rights for the "SecurEtag" system which integrates radio frequency identification (RFID), global positioning system (GPS) and cellular technologies (GSM/CDMA) to facilitate the tracking and location of packages in either mobile or warehouse environments. Future development of SecurEtag is reliant on new RFID standards and tag production which are still in the early stages of development and may not suit the long term application for SecurEtag.

(2) Distribution methods of the products or services;

While the formal structure of distribution for the SafeCell product has not yet been finalized, the Company plans to distribute SafeCell through an agency structure. The Company will formulate distribution plans for SecurEtag when appropriate.


(3) Status of any publicly announced new product or service;
Refer Patents below

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

SafeCell's principal market is the airline industry where a small number of companies offer competitive communication services. The market is at an early stage of development, and most competitors are backed by large organizations. The two major industry players, Onair (Airbus/SITA) and Aeromobile (ARINC/Telenor), are developing technologies to allow passengers to use their cellular phones on aircraft. Their technologies revolve around what is called "Picocell" technology. This is a computer at the base of a cellular tower, designed to control the cellular phones in a small GSM (Global System for Mobile communications) network. In order to certify a Picocell GSM phone network for use in-flight, these organizations must address several issues. Firstly, to operate a Picocell Cell phone system on an aircraft, approval is required from the authorities of each country the aircraft enters the airspace of. Alternatively changing the approval process to obtain a "blanket" approval, based on a region (i.e. EU, Middle East, Asian Pacific and North America). Each region has its own communications certifying body and framework that requires amendment and subsequent approval of all participating countries before a "Blanket" approval can be granted. Aeromobile is approaching one country at a time using Emirates as the launch airline customer, and Onair is seeking a blanket approval initially in the European Union. Secondly, systems must be developed to ensure that the operation of cell phones in-flight do not interfere with aircraft navigation systems and terrestrial cellular networks. To achieve this, a Gaussian noise generator is installed to transmit a signal on the same frequency as the Picocell. This is similar to a cell phone jammer which initially blocks the cell phone from accessing the ground then takes control of the cell phone's transmitter to reduce its power to reduce interference with the aircraft systems and ground network.

In comparison, the SafeCell solution revolves around the use of proven WiFi technologies for connection in the aircraft, combined with a custom built file management system to deliver the data off the aircraft and into the World Wide Web. WiFi has the advantage that it is already been through the approval process on 13 major international airlines, demonstrating it is safe for operation in aircraft. The SafeCell system can apply to all airlines operating aircraft with 20 passengers or more. A basic SafeCell WiFi installation starts from $10,000 per aircraft. For the passenger, all they require is a SafeCell communicator which will retail at approximately the same price as a Bluetooth headset and the SafeCell shielding accessory which would be included in the price.

The Company believes SafeCell will be able to compete with the other companies due to its low cost to equip an aircraft and based on its marketing plan SafeCell has the ability to be funded off the revenue stream from SMS revenue only. The SafeCell program provides flexible terms on equipment cost and revenue sharing. The SafeCell system is designed for airlines that will be attracted to this structure which allows the airline to offer the service at little cost to the passengers.

The target market for the SecurEtag program will be companies handling high value and important parcels and are in markets where a premium price can be charged for the SecurEtag service. As the market develops and the cost of the components decreases, the broader freight market will be more viable for the SecurEtag product.


(5) Sources and availability of raw materials and the names of principal suppliers;

The Company will outsource the manufacture of hardware and any software development required. Specific suppliers have not been engaged at this time.

(6) Dependence on one or a few major customers;

Not applicable at this stage of the product development.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company has acquired the application for an Australian patent on its "SafeCell" system and has filed an International application under the Patent Co-operation Treaty "PCT". The PCT application secures the invention date (26th July 2006) in 137 countries and allows a further 18 months from the PCT filing date 16th July 2007 to submit the final patent applications in the countries of choice.

(8) Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

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

As the SafeCell system integrates with the existing certified WiFi access points, the certification requirement will be approval of the shielding system which is designed to comply with aviation certification standards. Preliminary certification tests have confirmed that a cellular phone housed in a SafeCell shield can comply with aviation certification standards. As the SafeCell system is a carry on device usually no aircraft certification is required however, in the majority of cases the final approval for use in flight will be up to the airline.

The company will need to invest substantial funds to package and certify the SecurEtag system to meet the requirements of the Federal Communications Commission ("FCC"). In the interim, a development platform can be established under FCC approval which will facilitate the marketing program.

(9) Effect of existing or probable governmental regulations on the business;

The company must maintain good standing, comply with applicable local business licensing requirements , prepare and file periodic reports under the Securities Exchange Act of 1934, as amended, and comply with other applicable securities laws, rules and regulations.

Existing or probable governmental regulations have not impacted our operations except for the increased costs of compliance with reporting obligations. These additional costs remain consistent as long as the company continues as a reporting corporation.

(10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;

The company acquired the SafeCell intellectual property from ASIQ for $250,000. There has been no further expenditure on research and development at this stage.

(11) Costs and effects of compliance with environmental laws (federal, state and local); and

Not applicable

(12) Number of total employees and number of full time employees.

The company does not have any employees, instead engaging contractors, including the Chief Executive Officer and the Chief Financial Officer.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than the SafeCell intellectual property and the SecurEtag marketing rights. The Company maintains its corporate administration office at Level 1, 45 Exhibition Street, Melbourne, Victoria, 3000, Australia.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 55,276,429 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                            Common Stock
                                                         High     Low
June 30, 2005                                            $0.31    $0.25
September 30, 2005                                       $0.29    $0.23
December 31, 2005                                        $0.55    $0.24
March 31, 2006                                           $0.50    $0.25
June 30, 2006                                            $0.40    $0.30
September 30, 2006                                       $0.75    $0.17
December 31, 2006                                        $0.20    $0.05
March 31, 2007                                           $0.07    $0.01
June 30, 2007                                            $0.065   $0.012

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2007 of $8,026,637. Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the SafeCell and SecurEtag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations. The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2007 COMPARED WITH YEAR ENDED JUNE 30, 2006

The Company received revenue of $0 for the year ending June 30, 2007, compared to revenue of $30,938 for the year ended June 30, 2006. Revenue in 2006 was mainly from government grants.

Following the restructure of the Company and privatization of the ASIQ Pty. Ltd. subsidiary, the consolidated accounts include results for the former subsidiary for only six months of the 2007 fiscal year. As a result, the net losses decreased from $1,517,659 in the twelve month period ending June 30, 2006, to $762,581 for the twelve month period ending June 30, 2007, due to decreased consulting fees, directors fees, marketing expenses, travel and wages and salaries but after writing off in full the investment in the SafeCell intellectual property. Expenses decreased from $1,549,957 for the twelve month period ending June 30, 2006 to $762,604 for the twelve month period ending June 30, 2007.

The Company had a foreign currency translation loss of $8,578 for the twelve month period ending June 30, 2006, and as a result, the Company recorded a comprehensive loss of $1,526,237 for the twelve months ended June 30, 2006. There was no foreign currency translation gain or loss for the year ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date. The Company received no revenue during the fiscal year ended June 30, 2007.

The Company's cash and cash equivalents increased from $953 at June 30, 2006 to $5,984 at June 30, 2007 as a result of capital raisings, but after operating losses and payment for intellectual property.

The Company had a net loss of $762,581 from operating activities for the period July 1, 2006 to June 30, 2007, primarily consisting of consulting, management and directors fees, engineering expenses and write off of intellectual property. The net loss from operating activities for such period was less than the net loss from operating activities for the period July 1, 2005 to June 30, 2006 primarily as a result of decreased consulting fees, directors' fees, wages and salaries, and marketing expenses, but after increased management fees and the write off of intellectual property. The Company's revenue for the twelve months ending June 30, 2007 was $0, compared to $32,298 in the twelve month period to June 30, 2006. The cash flow of the Company from financing activities for the twelve months ending June 30, 2007 was from the proceeds from issue of common stock and loans from related parties.

The Company's marketing plan anticipates that it will license the SafeCell intellectual property from which it will receive royalties and license fees. This plan may require significant capital from the Company for marketing, possibly before any revenues are received. Additional funding will also be required for the certification of the SecurEtag system. The Company may not have sufficient funds to fund its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company's only commitment for capital expenditure in the near future is for payment of the balance of the cost of the SafeCell intellectual property.

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

                            June 30, 2006 & 2007

                           ASI ENTERTAINMENT, INC.
                      Consolidated Financial Statements



                              TABLE OF CONTENTS



                                                                    Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                               F-1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                     F-2
      Consolidated statement of income and comprehensive income      F-3
      Consolidated statement of stockholders' equity                 F-4
      Consolidated statement of cash flows                      F-5, F-6
      Notes to consolidated financial statements               F-7, F-14

Larry O'Donnell, CPA, PC
2228 South Fraser Street, Unit 1
Aurora, Colorado  80014

Telephone (303) 745-4545


          Report of Independent Registered Public Accounting Firm

Board of Directors
ASI Entertainment, Inc.
Melbourne, Australia


I have audited the accompanying balance sheet of ASI Entertainment, Inc. as of June 30, 2007, and the related statements of income and comprehensive income, stockholders' equity and cash flows for the years ended June 30, 2006 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2007, and the results of its operations and cash flows for the years ended June 30, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Larry O'Donnell, CPA, P.C.
September 27, 2007
Aurora, Colorado

                           ASI ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2007

                           ASSETS

Current Assets
      Cash                                                    $        5,984
      Other receivables                                               75,000
                                                              --------------
Total Assets                                                  $       80,984
                                                              ==============

            LIABILITIES AND SHARHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                   $       30,527
      Unsecured loan                                                  61,814
      Due to related parties                                         370,713
      Stock subscription payable                                       5,283
                                                              --------------
            Total Current Liabilities                                468,337
                                                              --------------
Total Liabilities                                             $      468,337
                                                              --------------

Stockholders' Equity
      Preferred stock $0.0001 par value;
            20,000,000 shares authorized;
            none issued and outstanding

      Common stock, $0.0001 par value;
            100,000,000  shares authorized;
            55,276,429 shares issued and 55,276,429
            outstanding                                       $        5,528

      Additional paid-in capital                              $    7,633,762
      Treasury stock - par value (50,000 shares)              $           (5)
      Accumulated deficit                                     $   (8,026,638)
      Accumulated other comprehensive loss                    $            -
                                                              --------------
Total Stockholders' Equity                                    $     (387,353)
                                                              --------------
Total Liabilities and Stockholders' Equity                    $        80,984
                                                              ==============










The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      For the Years Ended JUNE 30, 2007


                                                    2006            2007
                                                 -----------     -----------
Sales, net                                      $   32,298      $        -

Cost of Sales                                            -               -
                                               -----------     -----------
Gross Margin                                        32,298               -

Selling, general and administrative expenses     1,549,089         762,604
Option expense                                           -               -
                                               -----------     -----------

Loss from operations                            (1,516,791)       (762,604)

Other income (expense)
      Interest income                                                   23
      Interest expense                                (868)              -
      Loss on equipment disposal
                                               -----------     -----------

Income (loss) before provision for income
taxes                                           (1,517,659)       (762,581)

Provision for income tax                                 -               -

Net income (loss)                              $(1,517,659)     $(762,581)

Other comprehensive income (loss) - net of
tax
Foreign currency translation gains (losses)         (8,578)              -
                                               -----------     -----------

Comprehensive profit (loss)                    $(1,526,237)     $(762,581)
                                               ===========     ===========

Net income (loss) per share
(Basic and fully diluted)                        $     (0.08)    $     (0.02)
                                               ===========     ===========
Weighted average number of
common shares outstanding                       18,863,472      32,639,509
                                               ===========     ===========











The accompanying notes are an integral part of the consolidated financial statements.

                               ASI ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the Years Ended JUNE 30, 2006 and JUNE 30, 2007

                                                                                                           Accum.Other       Stock
                                             Common Stock          Paid In      Treasury      Accum.       Compre.       holders'
                                          Shares      Amount      Capital       Stock       Deficit     Income/Loss      Equity
Balances at June 30, 2004               13,659,901   $    1,366   $5,078,428    $     (5) $(4,340,137)   $ (198,122)   $   541,530

Exercise of stock options                  249,751           25      124,851                                               124,876

Issuance of stock for cash                 763,725           76      364,999                                               365,075

Issuance of stock for debt retirement       46,275            5       23,132                                                23,137

Compensatory stock issuances                                          36,825                                                36,825

Foreign currency
    translation gain (loss)                                                                                  15,399         15,399

Net gain (loss) for the year
    ended June 30, 2005                                                                      (703,489)                    (703,489)
                                        ----------   ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2005               14,719,652   $    1,472   $5,628,235    $     (5) $(5,043,626)   $ (182,723)   $   403,353

Issuance of stock for cash               1,035,000          104      517,397                                               517,500

Issuance of stock for debt retirement      666,326           67      199,831                                               199,898

Compensatory stock issuances             4,517,662          452      721,161                                               721,613

Issuance of stock for assets             2,068,653          207                                                                207

Issuance of stock options                                              9,200                                                 9,200

Foreign currency
    translation gain (loss)                                                                                  (8,578)        (8,578)

Net gain (loss) for the year
    ended June 30, 2006                                                                    (1,517,659)                  (1,517,659)
                                        ----------   ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2006               23,007,293   $    2,301   $7,075,824    $     (5) $(6,561,285)   $ (191,301)   $   325,533

Issuance of stock for cash              24,323,164        2,432      435,385                                               437,817

Compensatory stock issuances             7,945,972          795      122,554                                               123,348

Write off ASIQ investment                                                                    (817,109)      191,301       (625,808)

Net gain (loss) for the year
    ended June 30, 2007                                                                      (648,243)                    (648,243)
                                        ----------   ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2007               55,276,429   $    5,528   $7,633,763    $     (5) $(8,026,637)  $         -   $   (387,353)
                                        ==========   ==========    =========  ==========  ===========   ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended JUNE 30, 2006 and JUNE 30, 2007

                                                                               2006                2007
                                                                        ------------------  ------------------
Cash Flows from Operating Activities:
        Net income/(loss)                                                 $ (1,517,659)          $(745,706)

        Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
                 Depreciation                                                     4,944               2,658
                 Compensatory stock issuances                                   721,400             123,348
                 Other Receivables                                                4,067             (74,768)
                 Accounts payable and accrued expenses                           52,878             (74,407)
                 Write down intellectual property                                                   250,000
                                                                         --------------      --------------
                 Net cash provided by (used for) operating
                 activities                                                   (734,370)           (518,875)
                                                                         --------------      --------------

Cash Flows from investing activities:
        Purchase of fixed assets                                                   451
        Purchase of intellectual property                                                         (250,000)
        Monetary accounts on privatization of subsidiary                                           100,759
                                                                         --------------      --------------
                 Net cash provided by (used in) investing activities              451            (149,241)
                                                                         --------------      --------------


                        (Continued On Following Page)






















The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended JUNE 30, 2006 and JUNE 30, 2007

                        (Continued from Previous Page)


                                                                             2006                 2007
                                                                      ------------------   ------------------
Cash flow from financing activities:
        Increase/(decrease) in amount due to related parties                  83,139              168,233
        Issuance of common stock                                             517,500              437,817
        Issuance of stock options                                              9,200                    -
        Common stock subscription payable                                          -                5,283
        Other loans and advances                                                   -               61,814
                                                                       --------------       --------------
                 Net cash provided by (used for)
                 financing activities                                        609,939              673,147
                                                                       --------------       --------------

Effect of exchange rate changes on cash                                      18,617                    -
                                                                       --------------       --------------

Net Increase/(Decrease) in cash                                             (105,463)               5,031
CASH AT THE BEGINNING OF THE PERIOD                                          106,416                  953
                                                                       --------------       --------------

CASH AT THE END OF THE PERIOD                                         $          953      $         5,984
                                                                       ==============       ==============


Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------




















The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. ASI owns the intellectual property in the SafeCell product and the American and European marketing rights to Securetag.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of ASI Entertainment, Inc. and its former wholly owned subsidiary, ASIQ Pty. Ltd. ("ASIQ") for the period to December 31, 2006. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The financial statements are expressed in United States dollars .

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

Accounts receivable

The Company reviews accounts receivable at each balance sheet date and makes allowance for non-recoverability the Directors and Management consider appropriate. An allowance for doubtful accounts has been established, with accounts over one year old from date of invoicing deemed uncollectible and written off to bad debt expense. The Company did not have a bad debt expense during the years ended June 30, 2007 and 2006.

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

At June 30, 2007 the Company had net operating loss carryforwards of approximately $3,155,000 for U.S. tax purposes which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance for U.S. tax purposes in 2007 was $123,000.

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

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Foreign currency translation

The functional currency of ASIQ is the Australian dollar. Financial statements for these entities are translated into United States dollars at weighted average exchange rates as to revenues and expenses.

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

Products and services, and geographic areas

Company sales will be derived from royalty and license fees from the Company's technology. The Company's are being marketed internationally but to date has not secured any sales.

Stock Options

The Company applies APB Opinion 25 and Related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options (none were granted in 2006 and 2007).

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

In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS No. 159 will have on its financial statements.

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

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2007 the Company owed officers, directors, and related parties $370,713.

The Company in 2006 and 2007 incurred expenses of approximately $125,000 and $194,000 respectively to a company affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid, but in 2006 $199,898 of the debt was converted to equity at $0.30 per share, resulting in the issuance of 666,326 shares.


NOTE 3. LEASE COMMITMENTS

The Company operated from premises leased by its former subsidiary, ASIQ Pty. Ltd. for the period July 1, 2006 to December 31, 2006. The rent expense incurred by ASIQ Pty, Ltd. for the period was $7,991. Rent expense incurred in 2006 was $16,700. Since January 1, 2007 the Company has entered into an arrangement under which it uses premises at a cost of $100 per month, but has
not entered into a formal lease agreement.   ASIQ Pty. Ltd. leased computers
for which it paid rent of $1,894 in the period July 1, 2006 to December 31, 2006.


NOTE 4.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2006 had 100,000,000 shares of authorized common stock, $.0001 par value, with 23,007,293 shares issued, 23,007,293 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

The Company as of June 30, 2007 had 100,000,000 shares of authorized common stock, $.0001 par value, with 55,276,429 shares issued, 55,276,429 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

The Company as of June 30, 2007 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2006 and 2007 the Company had stock options outstanding as described below.

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  STOCKHOLDERS' EQUITY (Continued):

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At the beginning of fiscal year 2007, the Company had 1,169,700 non-employee stock options outstanding. During 2007 669,000 options expired, leaving a 2007 year end outstanding balance of 500,700 non-employee stock options. The options have an exercise price of $1.00. The options expire as follows: 2007 159,200 and 2008 341,500

In 2006, the Company granted 1,169,700 stock options, allowing the holder to purchase one share of common stock per option, exercisable immediately at $1 to $0.50 per share with the option terms expiring in 2007 and 2008, to individuals for consulting services and as other compensation. As of June 30, 2006, 1,169,700 of these options remained outstanding. The fair value of these option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.9 - 3.2%, dividend yield of 0%, expected lives ranging from one-half to one and one-half years, volatility from 28 - 64%. The Company incurred and recorded compensation expense under these stock options of $9,200 in 2006.

Employee stock options

During 2006 and 2007 the Company issued no employee stock options.

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  GOING CONCERN

The Company has suffered recurring losses from operations and in all likelihood will be required to make significant future expenditures in connection with its ongoing operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. The Company expects to generate revenue in the future from license and royalty fees from its SafeCell and Securetag products. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable


ITEM 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: The Company's chief executive officer and chief financial officer reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b) There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting during the last fiscal year that have materially affected or could materially affect these internal controls over financial reporting.


ITEM 8B. Other Information.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 74, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 55, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd., ASI Australia, ASI Entertainment Pty. Ltd., and ASI Media Pty. Ltd. ASI Entertainment Pty. Ltd. and ASI Media Pty. Ltd. are subsidiaries of the Company. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIT Australia. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 62, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 55, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2007. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2007:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL   ANNUAL    COMPENSATION       OTHER
POSITION                      YEAR    SALARY    BONUS/AWARDS    COMPENSATION
                                                                 ALL OTHER

Richard Lukso                 2007                                     $0
Chairman

Ronald Chapman,
President                     2007       0            0            $23,376 (1)

Philip Shiels,
Chief Financial Officer       2007       0            0            $23,376 (1)

Graham Chappell               2007                                    $90 (1)
Director


1. Directors fees

2. The Company was invoiced $194,233 for management services rendered by Research No.1 Trust.

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

                                        Shares of Common
                                        Stock Beneficially   Percentage of
Name, Position and Address              Owned                Shares Owned

Ronald J. Chapman (2)                              5,674,618          10.27%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (3)                             1,771,406           3.20%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (4)                               3,698,522           6.69%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard Lukso                                      1,140,000           2.06%
Director
5610 Via Arbolado
Tucson, AZ, 85750

Ocean View Investments Pty. Ltd. (5)              13,888,889          25.13%
100 Barkly St
St Kilda, Victoria, 3182
Australia

Eric P. van der Griend (5)                        14,157,639          25.61%
100 Barkly St
St Kilda, Victoria, 3182
Australia

All the officers and directors
as a group (4 persons)                            12,284,546          22.22%


(1) Assumes 55,276,429 shares of Common Stock issued and outstanding, or committed and to be issued.
(2) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,422 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.
(3) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 940,000 shares.
(4) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 2,500,000 shares.
(5) Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr van der Griend is considered the beneficial owner of 14,157,639 Shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ronald Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's subsidiaries ASIQ Pty. Ltd. ("ASIQ"). On February 28, 2007, the Company entered into an agreement to purchase the SafeCell intellectual property from ASIQ for $250,000. Since the SafeCell acquisition, the Company has looked to ASIQ and the SafeCell creators to develop the flight test system and to promote SafeCell to the airline industry. Future licensing of SafeCell to ASIQ for airline opportunities will be negotiated on a case by case basis.

Research Trust No, 1 will likely provide management services to the Company. Ronald J. Chapman, President and a director of the Company, holds the power of attorney for the trustee of the Research No. 1 Trust.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Nil


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal year ended June 30, 2006 and 2007 for professional services rendered by Larry O'Donnell, CPA, P.C. were $8,500.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2006 and 2007.

TAX FEES

None

ALL OTHER FEES

There were no other fees filled for services.

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

Signature                                 Title                       Date
- - - - ---------                         -----                       ----


/s/ Richard Lukso                         Director                   10/11/07
- - - - --------------------------------
      Richard Lukso


/s/ Ronald J. Chapman                     Director                   10/11/07
- - - - --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                   10/11/07
- - - - --------------------------------
      Graham O. Chappell


/s/ Philip A. Shiels                      Director                   10/11/07
- - - - --------------------------------
      Philip A.  Shiels

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

Date: October 11, 2007

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

Date: October 11, 2007

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
October 11, 2007


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
October 11, 2007

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>