Form 10QSB
period 2007-09-30
ASI ENTERTAINMENT INC
filed 2007-11-13
CIK 1067873

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

      MAIL ADDRESS:
            STREET 1:                     Level 1, 45 EXHIBITION STREET
            STREET 2:
            CITY:                         MELBOURNE
            STATE:                        VICTORIA
            ZIP:                          3000

































                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2007


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

                         Level 1, 45 Exhibition Street
                     Melbourne, Victoria, 3000, Australia
                   (Address of principal executive officers)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,551,654

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                     INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

PART 1: FINANCIAL INFORMATION.................................................7

ITEM 2. Management's Discussion and Analysis or Plan of Operation.............7

ITEM 3. CONTROLS AND PROCEDURES...............................................7

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

ITEM 3.Defaults upon Senior Securities........................................9

ITEM 4.Submission of Matters to a Vote of Security Holders....................9

ITEM 5.Other Information......................................................9

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

SIGNATURES...................................................................10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 2007
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                 211
Other receivables                                                      75,000
                                                               --------------
Total Current Assets                                                   75,211
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                      0
                                                               --------------
Total Non Current Assets                                                    0
                                                               --------------
TOTAL ASSETS                                                           75,211
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  44,950
Due to ASIQ                                                            61,814
Due to related parties                                                435,843
Advances                                                                    0
Stock subscription payable                                                  0
                                                               --------------
Total Liabilities                                                     542,607
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        5,655
 shares authorized, 56,551,654 shares issued and outstanding

Additional paid-in capital                                     $    7,654,917
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (8,127,963)
Accumulated other comprehensive loss                                  $     0
                                                               --------------
Total Stockholders' Equity                                     $     (467,396)
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       75,211
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF SEPTEMBER 30, 2007
                                  (UNAUDITED)

                                             Three              Three
                                            months             months
                                            ending             ending
                                         Sep 30, 2007       Sep 30, 2006
REVENUE                                              0                 20
Interest Received                                    0                  0
Cost of Sales                                        0                  0
                                        --------------     --------------
                                        --------------     --------------
Gross Profit                                         0                 20
                                        --------------     --------------
EXPENSES:
Accounting and auditing                          4,100              1,928
Banking                                            350                147
Convention expenses                                  0             48,757
Corporate administration                           811              1,835
Corporate promotion                                  0                899
Depreciation                                         0              1,280
Directors fees                                       0              6,056
Engineering                                     20,000              8,754
Interest                                             0                  0
Management fee                                  66,630             50,719
Marketing expense                                    0              5,852
Office expenses, rent, utilities                   481              6,807
Patent attorney                                  8,269                  0
Travel                                             685              ( 571)
Wages and salaries                                   0             28,109
                                       ---------------    ---------------
Total Expenses                                 101,326            160,572
                                       ---------------    ---------------
Net Profit/(Loss)                      $      (101,326)   $      (160,552)
                                        ==============     ==============
Foreign Currency Translation                 $       0    $        21,438
Gain/(Loss), net-of-tax
                                       ---------------    ---------------
Comprehensive Profit/(Loss)            $      (101,326)   $      (139,114)
                                       ===============    ===============
Weighted average number of shares           55,914,042         23,007,293
outstanding during the period
                                       ===============    ===============
Net Profit/(Loss) per common share     $        (0.002)   $        (0.006)
and equivalents
                                       ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF SEPTEMBER 30, 2007
                                  (UNAUDITED)

                                                                               Three                Three
                                                                              months               months
                                                                              ending               ending
                                                                           Sep 30, 2007         Sep 30, 2006
Cash flows from operating activities:
Net Profit/(Loss)                                                             (101,326)            (160,552)
                                                                        --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                     0                1,280

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                            0               (1,257)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                   14,424               13,977
                                                                        --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           14,424               14,000
activities:
                                                                        --------------       --------------
Net cash used in operating activities                                          (86,902)            (146,552)
                                                                        --------------       --------------
Net Cash flow from investing activities:
                                                                        --------------      --------------
Net cash provided by (used in) investing activities                                  0                    0
                                                                        --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to loans and advances                          0               58,582
    Increase/(decrease) in amount due to related parties                        65,130               80,598
    Equity for debt swap                                                        15,100                    0
    Proceeds from issuance of common stock, net                                    900                    0
                                                                        --------------       --------------
Net cash from financing activities                                              81,130              139,180
                                                                        --------------       --------------
Effect of exchange rate changes on cash                                              0                6,967
Net increase/(decrease) in cash                                                 (5,772)               ( 405)
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 5,984                  953
                                                                        --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         212                  548
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

The functional currency of the company is the United States dollar. The unaudited consolidated financial statements are expressed in United States dollars. It is management's opinion that any material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10KSB for the year ended June 30, 2007.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized for the 446,100 $1.00 options currently outstanding to purchase the Company's shares, since the effect was anti-dilutive.

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2007
                                  (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,127,963 at September 30, 2007 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended September 30, 2007, the Company issued 436,336 shares of common stock and as a result has taken up Common Stock of $127 and Additional Paid In Capital of $22, 826.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2007 and the Form 10-KSB for the fiscal year ended June 30, 2007.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue and Gross profit in the three month period ended September 30, 2007 was nil. In the corresponding three month period ended September 30, 2006 revenue and gross profit was $20.

The Company had a net loss of $101,326 in the three month period ended September 30, 2007 compared to a net loss of $160,552 in the three month period ended September 30, 2006. Expenses decreased from $160,572 in the three months ended September 30, 2006 to $101,326 in the three months ended September 30, 2007 because of decreased convention expenses and wages and salaries but after increased management fees and engineering costs.

The Company had a foreign currency translation gain of nil for the three months ended September 30, 2007 compared to a foreign currency translation gain of $21,438 for the three month period ended September 30, 2006. As a result, the Company recorded a comprehensive loss of $101,326 for the three month period ended September 30, 2007 compared to a comprehensive loss of $139,114 for the three month period ended September 30, 2006.


ITEM 3. CONTROLS AND PROCEDURES

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $5,984 at July 1, 2007, to $211 at September 30, 2007.

The Company incurred a net loss of $101,326 from operating activities for the period July 1, 2007 to September 30, 2007 primarily due to management fees and engineering costs.

The Company's revenue in the three months ending September 30, 2007 was nil compared to $ 20 in the three month period ending September 30, 2006.

The cash flow of the Company from financing activities for the three months ending September 30, 2007 was from increased advances from related parties and a debt for equity swap.

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

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a) The following report on Form 8-K was filed during the last quarter:

 (1)  8-K filed September 18, 2007 reporting that ASI
      Entertainment Inc had received notification from the Australian Patent Office that its application for SafeCell under the International Patent Cooperation Treaty, which covers 137 countries, had been lodged.

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


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Lukso                Director                            11/09/2007





By:    /s/
Ronald J. Chapman             Director                           11/09/2007





By:    /s/
Philip A.  Shiels             Director                           11/09/2007





By:    /s/
Graham O. Chappell            Director                           11/09/2007







</SEC-DOCUMENT>