Form 10QSB
period 2007-12-31
ASI ENTERTAINMENT INC
filed 2008-02-13
CIK 1067873

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
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended DECEMBER 31, 2007


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,213,654

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                 FORM 10-QSB

                   FOR THE QUARTER ENDED DECEMBER 31, 2007

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

ITEM 5.Other Information......................................................9

ITEM 6.Exhibits and Reports on Form 8-K.......................................9

ITEM 7.Controls and Procedures................................................9

SIGNATURES...................................................................10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF DECEMBER 31, 2007
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             1,643
Other receivables                                                         0
                                                             --------------
Total Current Assets                                                  1,643
                                                             --------------

NON CURRENT ASSETS
Property and equipment                                                    0
                                                             --------------
Total Non Current Assets                                                  0
                                                             --------------
TOTAL ASSETS                                                          1,643
                                                             ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 14,434
Due to related parties                                              502,631
Advances                                                                  0
Stock subscription payable                                                0
                                                             --------------
Total Liabilities                                                   517,065
                                                             --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares          $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                  $        5,822
 shares authorized, 58,213,654 shares issued and outstanding

Additional paid-in capital                                    $    7,683,897
Treasury stock -
              - par value (50,000 shares)                    $        (   5)
Accumulated deficit                                          $   (8,205,136)
Accumulated other comprehensive loss                                 $     0
                                                             --------------
Total Stockholders' Equity                                         $
                                                                   (515,422)
                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      1,643
                                                             ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF DECEMBER 31, 2007
                                 (UNAUDITED)

                                           Three              Six              Three              Six
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Dec 31, 2007      Dec 31, 2007      Dec 31, 2006      Dec 31, 2006
REVENUE                                             0                 0                 0                 0
Interest Received                                   0                 0                 3                23
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
                                       --------------     --------------     --------------     --------------
Gross Profit                                        0                 0                 3                23
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         8,400            12,500            13,831            15,768
Advertising and promotion                           0                 0               175               175
Banking                                           195               545               158               305
Consulting fees                                     0                 0            54,665            58,133
Convention expenses                                 0                 0                 0            49,022
Corporate administration                          674             1,485             6,559             4,910
Corporate promotion                                 0                 0                 0               904
Depreciation                                        0                 0             1,296             2,574
Directors fees                                      0                 0               590             6,646
Engineering                                         0            20,000            28,312            65,480
Interest                                            0                 0                 0                 0
Management fee                                 66,788           133,418            57,450           108,169
Marketing expense                                   0                 0            31,951            37,802
Office expenses, rent, utilities                1,116             1,597            11,728            18,493
Patent Attorney                                     0             8,269                 0                 0
Travel                                              0               685                 0             ( 574)
Wages and salaries                                  0                 0                 0                 0
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 77,173           178,499           206,716           367,807
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (77,173)   $      (178,499)   $      (206,713)   $      (367,784)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0         $       0        $        0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (77,173)   $      (178,499)   $      (206,713)   $      (367,784)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           57,382,654        56,745,042        30,953,265        26,980,279
outstanding during the period
                                      ===============    ===============    ===============    ===============
Net Profit/(Loss) per common share     $        (0.001)   $        (0.003)   $        (0.007)   $        (0.014)
and equivalents
                                      ===============    ===============    ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF DECEMBER 31, 2007
                                 (UNAUDITED)

                                                                             Six                 Six
                                                                            months              months
                                                                            ending              ending
                                                                         Dec 31, 2007         Dec 31, 2006
Cash flows from operating activities:
Net Profit/(Loss)                                                            (178,499)            (367,784)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                   0               2,574
    Compensatory stock issuances - directors and staff                              0              44,285
    Consult. Exp. paid by stock and/or options                                      0              79,063

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                     75,000                (913)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                 (16,092)              90,463
        Loans & Advances                                                     (61,814)                  0
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           (2,906)             215,472
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                        (181,405)            (152,312)
                                                                      --------------       --------------
Net Cash flow from investing activities:
    Asset (purchases) sales                                                        0                   0
    Cash acquired through recapitalization                                          0                   0
    Monetary accounts on privatisation of subsidiary                                0              (84,485)
                                                                      --------------       --------------
Net cash provided by (used in) investing activities                                 0              (84,485)
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to loans and advances                         0                   0
    Increase/(decrease) in amount due to related parties                      131,918              235,844
    Equity for debt swap                                                      15,100                   0
    Proceeds from issuance of common stock, net                                30,046                   0
    Funds received pending issue of shares                                          0                   0
                                                                      --------------       --------------
Net cash from financing activities                                            177,064              235,844
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                (4,341)              ( 953)
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,984                 953
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      1,643                   0
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

For further information, refer to the financial statements and footnotes of ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2007.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized for the 341,500 $1.00 options currently outstanding to purchase the Company's shares, since the effect was anti-dilutive.

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2007
                                 (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,205,136 at December 31, 2007 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended December 31, 2007, the Company issued 1,662,000 shares of common stock and as a result has taken up Common Stock of $166 and Additional Paid Up Capital of $28,980.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2007 and the Form 10-KSB for the fiscal year ended June 30, 2007.

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

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

Revenue and Gross profit in the three month period ended December 31, 2007 was nil. In the corresponding three month period ended December 31, 2006 revenue and gross profit was $3.

The Company had a net loss of $77,173 in the three month period ended December 31, 2007 compared to a net loss of $206,713 in the three month period ended December 31, 2006. Expenses decreased from $206,716 in the three months ended December 31, 2006 to $77,173 in the three months ended December 31, 2007 because of decreased engineering expenses, consulting fees and marketing expenses.

The Company had a foreign currency translation gain of nil for the three months ended December 31, 2007 compared to a foreign currency translation gain of nil for the three month period ended December 31, 2006. As a result, the Company recorded a comprehensive loss of $77,173 for the three month period ended December 31, 2007 compared to a comprehensive loss of $206,713 for the three month period ended December 31, 2006.

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2006

Revenue and Gross profit in the six month period ended December 31, 2007 was nil. In the corresponding six month period ended December 31, 2006 revenue and gross profit was $23.

The Company had a net loss of $178,499 in the six month period ended December 31, 2007 compared to a net loss of $367,784 in the six month period ended December 31, 2006. Expenses decreased from $367,807 in the six months ended December 31, 2006 to $178,499 in the six months ended December 31, 2007 because of decreased consulting fees and engineering expenses; and after increased management fees.

The Company had a foreign currency translation gain of nil for the six months ended December 31, 2007 compared to a foreign currency translation gain of nil for the six month period ended December 31, 2006. As a result, the Company recorded a comprehensive loss of $178,499 for the six month period ended December 31, 2007 compared to a comprehensive loss of $367,784 for the six month period ended December 31, 2006.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $5,984 at July 1, 2007, to $1,643 at December 31, 2007.

The Company incurred a net loss of $178,499 from operating activities for the period July 1, 2007 to December 31, 2007 primarily due to management fees and engineering expenses.

The Company's revenue in the six months ending December 31, 2007 was nil compared to $ 23 in the six month period ending December 31, 2006.

The Company had cash flow of nil from investing activities for the six months ending December 31, 2007.

The cash flow of the Company from financing activities for the six months ending December 31, 2007 was from increased advances from related parties, sale of shares and a equity for debt swap.

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


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                           02/12/2008





By:    /s/
Ronald J. Chapman             Director                           02/12/2008





By:    /s/
Philip A.  Shiels             Director                           02/12/2008





By:    /s/
Graham O. Chappell            Director                           02/12/2008