Form 10QSB
period 2008-03-31
ASI ENTERTAINMENT INC
filed 2008-05-14
CIK 1067873

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
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended MARCH 31, 2008


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

                     FOR THE QUARTER ENDED MARCH 31, 2008

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

ITEM 5.Other Information.....................................................10

ITEM 6.Exhibits and Reports on Form 8-K......................................10

ITEM 7.Controls and Procedures...............................................10

SIGNATURES...................................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2008
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             1,485
Receivables                                                         100,000
Other receivables                                                         0
                                                             --------------
Total Current Assets                                                101,485
                                                             --------------

NON CURRENT ASSETS
Property and equipment                                                    0
                                                             --------------
Total Non Current Assets                                                  0
                                                             --------------
TOTAL ASSETS                                                        101,485
                                                             ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 18,831
Other creditors                                                           0
Due to related parties                                              531,311
Stock subscription payable                                                0
                                                             --------------
Total Liabilities                                                   550,142
                                                             --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares          $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                  $        5,822
 shares authorized, 58,213,654 shares issued and outstanding

Additional paid-in capital                                    $    7,683,897
Treasury stock -
              - par value (50,000 shares)                    $        (   5)
Accumulated deficit                                                  $
                                                                 (8,138,370)
Accumulated other comprehensive loss                                 $     0
                                                             --------------
Total Stockholders' Equity                                    $     (448,656)
                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      101,486
                                                             ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                             AS OF MARCH 31, 2008
                                 (UNAUDITED)

                                           Three              Nine              Three              Nine
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Mar 31, 2008      Mar 31, 2008      Mar 31, 2007      Mar 31, 2007
REVENUE                                       100,000           100,000                 0                 0
Interest Received                                   0                 0                 0                23
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
Gross Profit                                  100,000           100,000                 0                23
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                             0            12,500                 0            15,797
Advertising and promotion                           0                 0                 0               175
Banking                                           158               703                 0               309
Consulting fees                                     0                 0                 0            58,177
Convention expenses                                 0                 0                 0            49,653
Corporate administration                        1,221             2,707             2,007             6,941
Corporate promotion                               267               267             2,297             3,213
Depreciation                                        0                 0                 0             2,607
Directors fees                                  8,000             8,000                 0             6,646
Engineering                                         0            20,000                 0            65,760
Management fee                                 19,500           152,917            60,600           168,769
Marketing expense                                   0                 0                 0            37,940
Office expenses, rent, utilities                  543             2,140               120            18,850
Patent Attorney                                   634             8,903                 0                 0
Travel                                          2,912             3,596               604                22
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 33,235           211,733            65,628           434,859
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                       $      66,765    $      (111,733)   $      (65,628)   $      (434,836)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0         $       0         $       0         $       0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)             $      66,765    $      (111,733)   $      (65,628)   $      (434,836)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           58,213,654        56,745,042        30,953,265        25,655,950
outstanding during the period
                                      ===============    ================   ===============    ================
Net Profit/(Loss) per common share       $        0.001   $        (0.002)   $        (0.002)   $        (0.017)
and equivalents
                                      ===============    ================   ===============    ================

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             AS OF MARCH 31, 2008
                                 (UNAUDITED)

                                                                             Nine                Nine
                                                                            months              months
                                                                            ending              ending
                                                                         Mar 31, 2008         Mar 31, 2007
Cash flows from operating activities:
Net Profit/(Loss)                                                            (111,733)            (434,836)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                   0               2,608
    Compensatory stock issuances                                                    0              44,285
    Consulting expenses paid by stock and/or options                                0              79,063

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                           (100,000)                  0
        Other Receivables                                                     75,000               ( 913)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                 (11,695)              95,485
        Loans & Advances                                                     (61,814)                  0
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating          (98,509)             220,528
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                        (210,242)            (214,308)
                                                                      --------------       --------------
Net Cash flow from investing activities:
    (Increase)/decrease in plant and equipment                                      0             (250,000)
    Monetary accounts on privatisation of subsidiary                                0              (83,096)
                                                                      --------------       --------------
Net cash provided by (used in) investing activities                                 0             (333,096)
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                      160,598              296,451
    Equity for debt swap                                                      15,100                   0
    Proceeds from issuance of common stock, net                                30,046                   0
    Other loans and advances                                                       0              250,000
                                                                      --------------       --------------
Net cash from financing activities                                            205,744              546,451
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                (4,498)              ( 953)
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,984                 953
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      1,486                   0
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

For further information, refer to the financial statements and footnotes of ASI Entertainment, Inc. included in the Company's Form 10KSB for the year ended June 30, 2007.
..

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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                             AS OF MARCH 31, 2008
                                 (UNAUDITED)
NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,138,370 at March 31, 2008 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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


Note 3. Issuance of common stock

During the three month period ended March 31, 2008, the Company issued no shares of common stock and as a result has taken up Common Stock of nil.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March 31, 2008 and the Form 10-KSB for the fiscal year ended June 30, 2007.

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

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue and Gross profit in the three month period ended March 31, 2008 was $100,000 as a result of sale of a license to the Company's SafeCell Technology. In the corresponding three month period ended March 31, 2007 revenue and gross profit was nil.

The Company had a net profit of $66,765 in the three month period ended March 31, 2008 compared to a net loss of $65,628 in the three month period ended March 31, 2007. Expenses decreased from $65,628 in the three months ended March 31, 2007 to $33,235 in the three months ended March 31, 2008 because of decreased management fees.

The Company recorded a comprehensive profit of $66,765 for the three month period ended March 31, 2008 compared to a comprehensive loss of $65,628 for the three month period ended March 31, 2007.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

Revenue and Gross profit in the nine month period ended March 31, 2008 was $100,000 as a result of sale of a license to the Company's SafeCell Technology. In the corresponding nine month period ended March 31, 2007 revenue and gross profit was $23.

The Company had a net loss of $111,733 in the nine month period ended March 31, 2008 compared to a net loss of $434,836 in the nine month period ended March 31, 2007. Expenses decreased from $434,859 in the nine months ended March 31, 2007 to $211,733 in the nine months ended March 31, 2008 because of decreased marketing expenses, engineering, convention expenses and consulting fees but after increased patent attorney fees.

The Company recorded a comprehensive loss of $111,733 for the nine month period ended March 31, 2008 compared to a comprehensive loss of $434,836 for the nine month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $5,984 at July 1, 2007, to $1,486 at March 31, 2008.

The Company incurred a net loss of $111,733 from operating activities for the period July 1, 2007 to March 31, 2008 primarily due to management fees and engineering expenses.

The Company's revenue in the nine months ending March 31, 2008 was $100,000 compared to $ 23 in the nine month period ending March 31, 2007.

The Company had cash flow of nil from investing activities for the nine months ending March 31, 2008, compared to negative $333,096 in the nine months ending March 31, 2007 as a result of privatization of a subsidiary.

The cash flow of the Company from financing activities for the nine months ending March 31, 2008 was from increased advances from related parties, sale of shares and a debt for equity swap.

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

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a) The following report on Form 8-K was filed during the last quarter:

(1) 8-K filed March 12, 2008 reporting a licence agreement had been entered into for the Company's SafeCell system.

(b) The following exhibits are included herein:

Exhibit No.
          Document Description

99.1       Press release of ASI Entertainment, Inc. dated March 12, 2008


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


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            05/10/2008





By:    /s/
Ronald J. Chapman             Director                           05/10/2008





By:    /s/
Philip A.  Shiels             Director                           05/10/2008





By:    /s/
Graham O. Chappell            Director                           05/10/2008







</SEC-DOCUMENT>