Form 10KSB
period 2008-06-30
ASI ENTERTAINMENT INC
filed 2008-10-09
CIK 1067873

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

                                    For the fiscal period ended JUNE 30, 2008


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

"Level 1, 45 Exhibition Street
Melbourne, Victoria, 3000, Australia"
 (Address of principal executive officers)

+61 3 9016 3021
(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $300,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding at June 30, 2008

Common Stock, par value $.0001 per share    58,213,654

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

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

PART III....................................................................14

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........................14

ITEM 10. EXECUTIVE COMPENSATION.............................................16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................19

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................20

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................20


PART I.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES "FORWARD-LOOKING STATEMENTS" AS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION. THESE STATEMENTS MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD- LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "COULD", "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND" OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY BE INCORRECT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.


ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

ASI Entertainment, Inc was formed on April 29, 1998 as a Delaware corporation. The Company has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The executive offices of the Company are located at Level 1, 45 Exhibition Street, Melbourne, Victoria, 3000 Australia and its telephone number is 3-9016-3021. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021.

(3) Material reclassification, merger, consolidation or purchaser sale of a significant amount of assets not in the ordinary course of business.

Until December 31, 2006 the business of the Company was primarily the investment in ASIQ Pty. Ltd. ASIQ developed its expertise and reputation in both software development and airline industry technologies, as a pioneer of passenger data communications. ASIQ's main products were ASiQnet, which enables airline passengers to send and receive email and to browse the internet, and G3CARS, an electronic crew reporting and information system which provides aircrew with a fast and reliable way of submitting airline operational documentation and email link, while the aircraft is on the ground.

Effective December 31, 2006 the Company was restructured with the privatization of the operating subsidiary, ASIQ Pty. Ltd., an Australian corporation. As a result, shares in ASIQ were distributed to the shareholders of ASI Entertainment, Inc. in the same number and proportion as their shareholding in ASI Entertainment, Inc.

BUSINESS

(1) Principal products or services and their markets;

As part of the restructure, ASI Entertainment Inc., received the right, which it subsequently exercised, to acquire from ASIQ, the "SafeCell" intellectual property which it will continue to develop with a view to setting up a distribution network to generate license and royalty income.

SafeCell is a software application which converts a normal cellular phone into a wireless communicator by utilizing the Bluetooth link instead of the normal cellular phone transmitter. In flight, it connects via a new low cost satellite link and uses the internet to deliver its messages globally. SafeCell has been designed to accommodate the certification requirements of an in-flight wireless network. SafeCell was developed to substantially reduce the cost of SMS, MMS, Chat, and Email for the regional and international airline traveler. As well as operating in-flight, SafeCell is designed to operate on the ground and is being integrated with social networks. SafeCell operates with any modern cellular phone, including Blackberries, PDA's and the new generation cellular phones that have wireless capability.

The SafeCell system incorporates a shielding system based on the faraday cage concept for attenuating radio signals that are in the frequencies that interfere with aircraft avionics and ground based cellular networks. The Company plans to develop an electronic shield or inhibitor, similar to the systems being developed by SafeCell competitors and discussed further in (4) below, when all industry standards have been established and approved by regulators.

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

The Company plans to distribute SafeCell through an agency structure to generate license fees and royalties. The Company has signed three licenses to date, one for the southern Asia region, a second for development and marketing rights and the third for ground applications of the SafeCell concept.

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

The two major industry players, OnAir (Airbus/SITA) and Aeromobile (ARINC/Telenor), are developing technologies to allow passengers to use their cellular phones on aircraft. Their technologies revolve around what is called "Picocell" technology. This is a computer at the base of a cellular tower, designed to control the cellular phones in a small GSM (Global System for Mobile communications) network. In order to certify a Picocell GSM phone network for use in-flight, these organizations must address several issues. Firstly, to operate a Picocell Cell phone system on an aircraft, approval is required from the authorities of each country the aircraft enters the airspace of. Alternatively, changing the approval process to obtain a "blanket" approval, based on a region (i.e. EU, Middle East, Asian Pacific and North America). Each region has its own communications certifying body and framework that requires amendment and subsequent approval of all participating countries before a "Blanket" approval can be granted. Aeromobile is approaching one country at a time using Emirates as the launch airline customer, and OnAir is seeking a blanket approval initially in the European Union. Secondly, systems must be developed to ensure that the operation of cell phones in-flight do not interfere with aircraft navigation systems and terrestrial cellular networks. To achieve this, a Gaussian noise generator is installed to transmit a signal on the same frequency as the Picocell. This is similar to a cell phone jammer which initially blocks the cell phone from accessing the ground then takes control of the cell phone's transmitter to reduce its power to reduce interference with the aircraft systems and ground network.

In comparison, the SafeCell solution revolves around the use of proven wireless technologies for connection in the aircraft, combined with a custom built file management system to deliver the data off the aircraft and into the World Wide Web. Wireless has the advantage that it is already been through the approval process on 13 major international airlines, demonstrating it is safe for operation in aircraft. The SafeCell system can apply to all airlines operating aircraft with 20 passengers or more.

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

As the SafeCell system integrates with the existing certified wireless access points, the certification requirement will be approval of the shielding system which is designed to comply with aviation certification standards.
Preliminary certification tests have confirmed that a cellular phone housed in a SafeCell shield can comply with aviation certification standards. As the SafeCell system is a carry on device usually no aircraft certification is required however, in the majority of cases the final approval for use in flight will be up to the airline.

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

The company acquired the SafeCell intellectual property from ASIQ for $250,000. The Company outsources all development work and incurred a cost for such work of $102,000 in the 2008 year. The Company's customers have not borne any of this cost.

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

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 58,213,654 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                            Common Stock
                                                         High     Low
June 30, 2006                                            $0.40    $0.30
September 30, 2006                                       $0.75    $0.17
December 31, 2006                                        $0.20    $0.05
March 31, 2007                                           $0.07    $0.01
June 30, 2007                                            $0.065   $0.012
September 30, 2007                                       $0.026   $0.017
December 31, 2007                                        $0.025   $0.018
March 31, 2008                                           $0.026   $0.018
June 30, 2008                                            $0.05    $0.026

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Following the re-structure of the ASI Group and the acquisition of the SafeCell intellectual property, the business of the Company is the licensing of the SafeCell technology to generate license fees and royalties. The Company maintains a low cost structure as it has no employees, contracting the services of executives and support engineers as required. Because of the low cost structure, the Company anticipates that the proceeds from stock issues and revenue from license sales, will be sufficient to meet the Company's operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2008 of $8,052,240. Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the SafeCell and SecurEtag programs and their marketing. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations. The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2008 COMPARED WITH YEAR ENDED JUNE 30, 2007

The Company revenue for the year ending June 30, 2008 was $300,000, compared to revenue of $0 for the year ended June 30, 2007. Revenue in 2008 was from license fees.

Expenses decreased from $762,604 for the twelve month period ending June 30, 2007 to $325,603 for the twelve month period ending June 30, 2008. The expenses in the year ended June 30, 2007, included six months trading results for the former subsidiary, ASIQ Pty. Ltd. which was privatized at December 31, 2006 following the restructure of the Company. Expenses for the twelve month period ending June 30, 2008 decreased due to lower consulting fees, convention expenses, management fees and assets write offs, but after increased engineering expenses. As a result, the net losses decreased from $762,581 in the twelve month period ending June 30, 2007, to $25,603 for the twelve month period ending June 30, 2008.

There was no foreign currency translation gain or loss for the year ended June 30, 2007 or for the year ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $5,984 at June 30, 2007 to $640 at June 30, 2008 as a result of operating losses but after capital raising and loans from related parties.

The Company had a net loss of $25,603 from operating activities for the period July 1, 2007 to June 30, 2008, primarily consisting of management fees and engineering expenses. The net loss from operating activities for such period was less than the net loss from operating activities for the period July 1, 2006 to June 30, 2007 primarily as a result of decreased consulting fees, convention costs, and the write off of intellectual property. The Company's revenue for the twelve months ending June 30, 2008 was $300,000, compared to $0 in the twelve month period to June 30, 2007. The cash flow of the Company from financing activities for the twelve months ending June 30, 2008 was from the proceeds from issue of common stock and loans from related parties.

The Company's marketing plan anticipates that it will license the SafeCell intellectual property from which it will receive royalties and license fees. This plan may require significant capital from the Company for marketing and patent costs. Additional funding will also be required for the certification of the SecurEtag system. The Company may not have sufficient funds to fund its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company has no commitment for capital expenditure in the near future.

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

                            June 30, 2007 & 2008

                           ASI ENTERTAINMENT, INC.
                      Consolidated Financial Statements



                              TABLE OF CONTENTS



                                                                    Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                               F-1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheet                                     F-2
      Consolidated statement of income and comprehensive income      F-3
      Consolidated statement of stockholders' equity                 F-4
      Consolidated statement of cash flows                      F-5, F-6
      Notes to consolidated financial statements               F-7, F-13

                    Larry O'Donnell, CPA, PC
Telephone (303) 745-4545                             2228 South Fraser Street
Fax (303)369-9384                                                      Unit 1
e-mail  larryodonnelcpa@msn.com                       Aurora, Colorado  80014
www.larryodonnellcpa.com

          Report of Independent Registered Public Accounting Firm

To the Board of Directors
ASI Entertainment, Inc.
Level 1, 45 Exhibition Street
Melbourne, Vic., 3000,
Australia

I have audited the accompanying consolidated balance sheets of ASI Entertainment, Inc., as of June 30, 2008, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2008, and the results of its operations and cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Larry O'Donnell, CPA, P.C.
September 27, 2008
Aurora, Colorado

                           ASI ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2008

                    ASSETS

Current Assets
      Cash                                       $          640
      Other receivables                                 200,000
                                                 --------------
Total Assets                                     $      200,640
                                                 ==============

     LIABILITIES AND SHARHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses      $       34,979
      Due to related parties                            528,187
                                                 --------------
            Total Current Liabilities                  563,166
                                                 --------------
Total Liabilities                                $      563,166
                                                 --------------

Stockholders' Equity
      Preferred stock $0.0001 par value;
            20,000,000 shares authorized;
            none issued and outstanding

      Common stock, $0.0001 par value;
            100,000,000  shares authorized;
            58,213,654 shares issued and
            58,213,654 outstanding               $        5,822

      Additional paid-in capital                 $    7,683,897
      Treasury stock - par value (50,000           $
      shares)                                               (5)
                                                           $
      Accumulated deficit                           (8,052,240)
      Accumulated other comprehensive loss       $            -
                                                 --------------
                                                         $
Total Stockholders' Equity                            (362,526)
                                                 --------------
Total Liabilities and Stockholders' Equity      $      200,640
                                                 ==============









The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      For the Years Ended JUNE 30, 2008


                                       2007           2008
                                   -----------    -----------
Sales, net                         $        -    $        -
Licence Fees                                -       300,000

Cost of Sales                               -             -
                                  -----------   -----------
Gross Margin                                -       300,000

Selling, general and
administrative expenses               762,604       325,603
Option expense                              -             -
                                  -----------   -----------

Loss from operations                 (762,604)      (25,603)

Other income (expense)
      Interest income                      23             -
      Interest expense                      -             -
      Loss on equipment disposal
                                  -----------   -----------

Income (loss) before provision
for income taxes                     (762,581)      (25,603)

Provision for income tax                    -             -

Net income (loss)                  $(762,581)     $(25,603)

Other comprehensive income
(loss) - net of tax
Foreign currency translation
gains (losses)                              -             -
                                  -----------   -----------

Comprehensive profit (loss)        $(762,581)     $(25,603)
                                  ===========   ===========

Net income (loss) per share
(Basic and fully diluted)          $     (0.02)  $     (0.0004)
                                  ===========   ===========
Weighted average number of
common shares outstanding          32,639,509    57,293,809
                                  ===========   ===========








The accompanying notes are an integral part of the consolidated financial statements.

                               ASI ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the Years Ended JUNE 30, 2007 and JUNE 30, 2008

                                                                                                           Accum.Other       Stock
                                             Common Stock          Paid In      Treasury      Accum.       Compre.       holders'
                                          Shares      Amount      Capital       Stock       Deficit     Income/Loss      Equity
Balances at June 30, 2006               23,007,293   $    2,301   $7,075,824    $     (5) $(6,561,285)   $ (191,301)      $325,533

Issuance of stock for cash              24,323,164        2,432      435,385                                               437,817

Compensatory stock issuances             7,945,972          795      122,554                                               123,348

Write off ASIQ investment                                                                    (817,109)      191,301       (625,808)

Net gain (loss) for the year
    ended June 30, 2007                                                                      (648,243)                    (648,243)
                                        ----------   ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2007               55,276,429   $    5,528   $7,633,763    $     (5) $(8,026,637)   $        -    $  (387,353)

Issuance of stock for cash               2,098,336          210       35,120                                                35,329

Issuance of stock for debt retirement      838,889           84       15,016                                                15,100

Net gain (loss) for the year
    ended June 30, 20087                                                                      (25,603)                     (25,603)
                                        ----------   ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2008               58,213,654   $    5,822   $7,683,899    $     (5) $(8,052,240)   $        -    $  (362,527)
                                        ==========   ==========    =========  ==========  ===========   ===========   ============
























The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended JUNE 30, 2007 and JUNE 30, 2008

                                                                           2007                   2008
                                                                    ------------------     ------------------
Cash Flows from Operating Activities:
        Net income/(loss)                                            $  (745,706)           $   (25,603)

        Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
                 Depreciation                                               2,658                      -
                 Compensatory stock issuances                             123,348                      -
                 Other Receivables                                        (74,768)              (125,000)
                 Accounts payable and accrued expenses                    (74,407)                 4,453
                 Write down intellectual property                         250,000                      -
                                                                   --------------         --------------
                 Net cash provided by (used for) operating
                 activities                                             (518,875)              (146,150)
                                                                   --------------         --------------

Cash Flows from investing activities:
        Purchase of fixed assets
        Purchase of intellectual property                               (250,000)                     -
        Monetary accounts on privatization of subsidiary                 100,759                      -
                                                                   --------------         --------------
                 Net cash provided by (used in) investing
                 activities                                             (149,241)                     -
                                                                   --------------         --------------


                        (Continued On Following Page)





















The accompanying notes are an integral part of the consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Years Ended JUNE 30, 2007 and JUNE 30, 2008

                        (Continued from Previous Page)


                                                                           2007                  2008
                                                                    ------------------    ------------------
Cash flow from financing activities:
        Increase/(decrease) in amount due to related parties              168,233                95,660
        Issuance of common stock                                          437,817                30,046
        Issuance of stock options                                               -                     -
        Issuance of stock for debt retirement                                   -                15,100
        Common stock subscription payable                                   5,283                     -
        Other loans and advances                                           61,814                     -
                                                                    --------------        --------------
                 Net cash provided by (used for)
                 financing activities                                     673,147               140,806
                                                                    --------------        --------------

Effect of exchange rate changes on cash                                         -                     -
                                                                    --------------        --------------

Net Increase/(Decrease) in cash                                             5,031                (5,344)
CASH AT THE BEGINNING OF THE PERIOD                                           953                 5,984
                                                                    --------------        --------------

CASH AT THE END OF THE PERIOD                                      $        5,984        $          640
                                                                    ==============        ==============























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

Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The financial statements are expressed in United States dollars.

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

Accounts receivable

The Company reviews accounts receivable at each balance sheet date and makes allowance for non-recoverability the Directors and Management consider appropriate. An allowance for doubtful accounts has been established, with accounts over one year old from date of invoicing deemed uncollectible and written off to bad debt expense. The Company did not have a bad debt expense during the years ended June 30, 2007 and 2008.

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

At June 30, 2008 the Company had net operating loss carryforwards of approximately $3,180,000 for U.S. tax purposes which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $1,080,000. The change in the valuation allowance for U.S. tax purposes in 2008 was $8,000.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract or license terms. Revenue from ongoing services is recognized when invoiced monthly.

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

Stock Options

The Company applies APB Opinion 25 and Related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options (none were granted in 2007 and 2008).

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company's fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about Fund's derivative and hedging activities. Management is currently evaluating the impact the adoption of SFAS 161 will have on the Fund's financial statement disclosures.

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions. It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes over time. This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF's. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the implementation of this standard will have no effect on our financial statements.

In May 2008, FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". Effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.

In May, 2008 FASB issued SFAS 163. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company believes the implementation of this standard will have no effect on our financial statements.

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

                           ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2008 the Company owed officers, directors, and related parties $528,000.

The Company in 2007 and 2008 incurred expenses of approximately $194,000 and $161,000 respectively to a company affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid.


NOTE 3. LEASE COMMITMENTS

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

The Company as of June 30, 2008 had 100,000,000 shares of authorized common stock, $.0001 par value, with 58,213,654 shares issued, 58,213,654 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

The Company as of June 30, 2008 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2007 and 2008 the Company had stock options outstanding as described below.

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

At the beginning of fiscal year 2008, the Company had 446,100 non-employee stock options outstanding. During 2007 104,600 options expired, leaving a 2008 year end outstanding balance of 341,500 non-employee stock options. The options have an exercise price of $1.00 and expire at December 31, 2008.

Employee stock options

During 2007 and 2008 the Company issued no employee stock options.


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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 75, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 56, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASIQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 63, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aviation trading and aerospace, technology and defence industries consultancy company. Chappell Salikin has served as a consultant to ASIT Australia, ASI Holdings Pty. Ltd. and ASI Entertainment Pty. Ltd. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 56, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASI Holdings Pty. Ltd. and ASIQ Ltd. since 1994. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been an Associate Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during 2008. No officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2008:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL   ANNUAL    COMPENSATION       OTHER
POSITION                      YEAR    SALARY    BONUS/AWARDS    COMPENSATION
                                                                 ALL OTHER

Richard Lukso                 2008                                     $0
Chairman

Ronald Chapman,
President                     2008       0            0                 $0

Philip Shiels,
Chief Financial Officer       2008       0            0            $20,191

Graham Chappell               2008                                     $0
Director


1. The Company was invoiced $160,918 for management services rendered by Research No.1 Trust.

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

                                        Shares of Common
                                        Stock Beneficially   Percentage of
Name, Position and Address              Owned                Shares Owned

Ronald J. Chapman (2)                              5,674,618           9.75%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (3)                             1,771,406           3.04%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (4)                               3,698,522           6.35%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard Lukso                                      1,140,000           1.96%
Director
5610 Via Arbolado
Tucson, AZ, 85750

Ocean View Investments Pty. Ltd. (5)              13,888,889          23.86%
100 Barkly St
St Kilda, Victoria, 3182
Australia

Eric P. van der Griend (5)                        14,157,639          24.29%
100 Barkly St
St Kilda, Victoria, 3182
Australia

All the officers and directors
as a group (4 persons)                            12,284,546          21.07%


(1) Assumes 58,213,654 shares of Common Stock issued and outstanding, or committed and to be issued.
(2) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 2,548,422 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.
(3) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 940,000 shares.
(4) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 2,500,000 shares.
(5) Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr van der Griend is considered the beneficial owner of 14,157,639 Shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ronald Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASIQ Pty. Ltd., now named ASIQ Ltd. ("ASIQ"). On February 28, 2007, the Company entered into an agreement to purchase the SafeCell intellectual property from ASIQ for $250,000. Since the SafeCell acquisition, the Company has looked to ASIQ and the SafeCell creators to develop the flight test system and to promote SafeCell to the airline industry. Future licensing of SafeCell to ASIQ for airline opportunities will be negotiated on a case by case basis.

On May 29, 2008 the Company entered into a License Agreement with its former subsidiary, ASIQ, under which ASIQ will:
 1. Continue to develop, manufacture and have a non exclusive right to market SafeCell.
 2. Secure the services of the SafeCell inventor, Mr Ron Chapman to assist in product development and marketing.
 3. Pay to ASIE a Royalty Fee of 10% of the revenue generated by SafeCell and received by ASIQ.
In addition, should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreements including license and royalty payments.

On June 18, 2008, the Company entered into a Product License Agreement with ASIQ, under which:
 1. The Company granted ASIQ the exclusive world wide license to the SafeCell intellectual property for development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ.
 2. The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
 3. The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
 4. ASIQ agreed to pay the Company a license fee $200,000 plus royalty fees of 5% of the revenue received by ASIQ from Pico Blue.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
Exhibit No.             Description

31.1 Certification of the Chief Executive Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports filed on Form 8-K for the year ending June 30, 2008:

September 18, 2007: Notification received from the Australian Patent Office that application lodged under the International Patent Cooperation Treaty.

March 13, 2008: Issue of press release announcing that a marketing license agreement had been signed with Mr Edwin Chan.

May 30, 2008: Entered into a License Agreement with ASIQ Ltd. for the development, manufacture and non exclusive marketing rights to SafeCell.

June 19, 2008: Entered into a Product License Agreement with ASIQ Ltd. for the exclusive world wide license to the SafeCell intellectual property for development, marketing and sale for any ground based applications and for the integration of those applications for use in the SafeCell in-flight program.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal year ended June 30, 2007 and 2008 for professional services rendered by Larry O'Donnell, CPA, P.C. were $11,100 and $12,600, respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2007 and 2008.

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

Signature                                 Title                       Date
- - - - ---------                         -----                       ----


/s/ Richard Lukso                         Director                   09/25/08
- - - - --------------------------------
      Richard Lukso


/s/ Ronald J. Chapman                     Director                   09/25/08
- - - - --------------------------------
      Ronald J. Chapman


/s/ Graham O. Chappell                    Director                   09/25/08
- - - - --------------------------------
      Graham O. Chappell


/s/ Philip A. Shiels                      Director                   09/25/08
- - - - --------------------------------
      Philip A.  Shiels

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

Date: September 25, 2008

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

Date: September 25, 2008

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending June 30, 2008, as filed with the Securities and Exchange Commission (the "Report"), Ronald J. Chapman, Chief Executive Officer of the Company and Philip A. Shiels, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Ronald J. Chapman

Ronald J. Chapman
Chief Executive Officer
September 25, 2008


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
September 25, 2008

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>