Form 10-Q
period 2008-09-30
ASI ENTERTAINMENT INC
filed 2008-11-14
CIK 1067873

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

      FILING VALUES:
            FORM TYPE:                    10-Q
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

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2008
                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                  to

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
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                         Level 1, 45 Exhibition Street
                     Melbourne, Victoria, 3000, Australia
                   (Address of principal executive officers)

                                +61 3 9016 3021
                          (Issuer's telephone number)


  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ]                        Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                    Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,563,654

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2008

                                     INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

PART 1: FINANCIAL INFORMATION.................................................7

ITEM 2. Management's Discussion and Analysis or Plan of Operation.............7

ITEM 3. Controls and Procedures...............................................8

PART II. OTHER INFORMATION....................................................9

ITEM 1. Legal Proceedings.....................................................9

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........9

ITEM 3. Defaults upon Senior Securities.......................................9

ITEM 4. Submission of Matters to a Vote of Security Holders...................9

ITEM 5. Other Information.....................................................9

ITEM 6. Exhibits and Reports on Form 8-K......................................9

SIGNATURES...................................................................10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 2008
                                  (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               1,802
Receivables                                                           200,000
                                                               --------------
Total Current Assets                                                  201,802
                                                               --------------

NON CURRENT ASSETS
Property and equipment                                                      0
                                                               --------------
Total Non Current Assets                                                    0
                                                               --------------
TOTAL ASSETS                                                          201,802
                                                               ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  57,816
Due to related parties                                                531,865
                                                               --------------
Total Liabilities                                                     589,681
                                                               --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares           $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                   $        5,857
 shares authorized, 58,563,654 shares issued and outstanding

Additional paid-in capital                                     $    7,690,862
Treasury stock -
               - par value (50,000 shares)                     $        (   5)
Accumulated deficit                                            $   (8,084,593)
Accumulated other comprehensive loss                                  $     0
                                                               --------------
Total Stockholders' Equity                                     $     (387,879)
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       201,802
                                                               ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF SEPTEMBER 30, 2008
                                  (UNAUDITED)

                                             Three              Three
                                            months             months
                                            ending             ending
                                         Sep 30, 2008       Sep 30, 2007
REVENUE                                              0                  0
Interest Received                                    0                  0
Cost of Sales                                        0                  0
                                        --------------     --------------
                                        --------------     --------------
Gross Profit                                         0                  0
                                        --------------     --------------
EXPENSES:
Accounting and auditing                          8,400              4,100
Banking                                            338                350
Corporate administration                           748                811
Corporate promotion                                434                  0
Engineering                                          0             20,000
Management fee                                  18,727             66,630
Office expenses, rent, utilities                   576                481
Patent attorney                                  3,030              8,269
Travel                                             100                685
                                       ---------------    ---------------
Total Expenses                                  32,353            101,326
                                       ---------------    ---------------
Net Profit/(Loss)                       $      (32,353)   $      (101,326)
                                        ==============     ==============
Foreign Currency Translation                 $       0         $        0
Gain/(Loss), net-of-tax
                                       ---------------    ---------------
Comprehensive Profit/(Loss)             $      (32,353)   $      (101,326)
                                       ===============    ===============
Weighted average number of shares           58,388,654         55,914,042
outstanding during the period
                                       ===============    ===============
Net Profit/(Loss) per common share     $        (0.001)   $        (0.002)
and equivalents
                                       ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF SEPTEMBER 30, 2008
                                  (UNAUDITED)

                                                                               Three                Three
                                                                              months               months
                                                                              ending               ending
                                                                           Sep 30, 2008         Sep 30, 2007
Cash flows from operating activities:
Net Profit/(Loss)                                                              (32,353)            (101,326)
                                                                        --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                     0                    0

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                            0                    0

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                   22,837               14,424
                                                                        --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           22,837               14,424
activities:
                                                                        --------------       --------------
Net cash used in operating activities                                           (9,516)             (86,902)
                                                                        --------------       --------------
Net Cash flow from investing activities:
                                                                        --------------      --------------
Net cash provided by (used in) investing activities                                  0                    0
                                                                        --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                         3,678               65,130
    Equity for debt swap                                                             0               15,100
    Proceeds from issuance of common stock, net                                  7,000                  900
                                                                        --------------       --------------
Net cash from financing activities                                              10,678               81,130
                                                                        --------------       --------------
Effect of exchange rate changes on cash                                              0                    0
Net increase/(decrease) in cash                                                  1,162               (5,772)
                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   640                5,984
                                                                        --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       1,802                  212
                                                                        ==============       ==============

    See accompanying notes to unaudited consolidated financial statements.

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements are the accounts of ASI Entertainment, Inc. ("the Company").

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10KSB for the year ended June 30, 2008.

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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2008
                                  (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,084,593 at September 30, 2008 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended September 30, 2008, the Company issued 350,000 shares of common stock and as a result has taken up Common Stock of $35 and Additional Paid In Capital of $6,965.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This quarterly report on form 10-Q includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward- looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "could", "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect. Actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2008 and the Form 10-KSB for the fiscal year ended June 30, 2008.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue and Gross profit in the three month period ended September 30, 2008 was nil. In the corresponding three month period ended September 30, 2007 revenue and gross profit was nil.

The Company had a net loss of $32,353 in the three month period ended September 30, 2008 compared to a net loss of $101,326 in the three month period ended September 30, 2007. Expenses decreased from $101,326 in the three months ended September 30, 2007 to $32,353 in the three months ended September 30, 2008 because of decreased engineering costs and management fees.

The Company had a foreign currency translation gain of nil for the three months ended September 30, 2008 compared to a foreign currency translation gain of nil for the three month period ended September 30, 2007. As a result, the Company recorded a comprehensive loss of $32,353 for the three month period ended September 30, 2008 compared to a comprehensive loss of $101,326 for the three month period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $640 at July 1, 2008, to $1,802 at September 30, 2008.

The Company incurred a net loss of $32,353 from operating activities for the period July 1, 2008 to September 30, 2008 primarily due to management fees and audit fees.

The Company's revenue in the three months ending September 30, 2008 was nil compared to nil in the three month period ending September 30, 2007.

The cash flow of the Company from financing activities for the three months ending September 30, 2008 was from increased advances from related parties.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2008, the Company issued 350,000 shares of common stock that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The funds received from the issue of securities will be used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following report on Form 8-K was filed during the last quarter:

 (1) 8-K filed September 30, 2008 reporting that ASI Entertainment Inc had received advice from its patent attorneys, Watermark that an International Preliminary Report on Patentability ("IPRP") has been established for the Company's SafeCell patent application.

(b) The following exhibits are included herein:

Exhibit No.
           Document Description

99.1       Press release of ASI Entertainment, Inc. dated September 30, 2008

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

  SIGNATURE                   TITLE                               DATE





By:    /s/
Richard Lukso                Director                            11/09/2008





By:    /s/
Ronald J. Chapman             Director                           11/09/2008





By:    /s/
Philip A.  Shiels             Director                           11/09/2008





By:    /s/
Graham O. Chappell            Director                           11/09/2008







</SEC-DOCUMENT>