Form 10-Q
period 2008-12-31
ASI ENTERTAINMENT INC
filed 2009-02-06
CIK 1067873

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
           STATE:                       VICTORIA, AUSTRALIA
           ZIP:                         3000






































                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 2008
                                     or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,723,654

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-Q

                   FOR THE QUARTER ENDED DECEMBER 31, 2008

                                    INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

PART 1: FINANCIAL INFORMATION.................................................7

ITEM 2. Management's Discussion and Analysis or Plan of Operation.............7

ITEM 3. Controls and Procedures...............................................9

PART II. OTHER INFORMATION...................................................10

ITEM 1. Legal Proceedings....................................................10

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..........10

ITEM 3. Defaults upon Senior Securities......................................10

ITEM 4. Submission of Matters to a Vote of Security Holders..................10

ITEM 5. Other Information....................................................10

ITEM 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS OF DECEMBER 31, 2008
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             1,608
Receivables                                                         200,000
                                                             --------------
Total Current Assets                                                201,608
                                                             --------------

NON CURRENT ASSETS
Property and equipment                                                    0
                                                             --------------
Total Non Current Assets                                                  0
                                                             --------------
TOTAL ASSETS                                                        201,608
                                                             ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 63,478
Due to related parties                                              520,395
                                                             --------------
Total Liabilities                                                   583,873
                                                             --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares          $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                  $        5,973
 shares authorized, 59,723,654 shares issued and outstanding

Additional paid-in capital                                    $    7,713,946
Treasury stock -
              - par value (50,000 shares)                    $        (   5)
Accumulated deficit                                          $   (8,102,179)
Accumulated other comprehensive loss                                 $     0
                                                             --------------
Total Stockholders' Equity                                    $     (382,265)
                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       201,608
                                                             ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF DECEMBER 31, 2008
                                 (UNAUDITED)

                                           Three              Six              Three              Six
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Dec 31, 2008      Dec 31, 2008      Dec 31, 2007      Dec 31, 2007
REVENUE                                             0                 0                 0                 0
Interest Received                                   0                 0                 0                 0
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
                                       --------------     --------------     --------------     --------------
Gross Profit                                        0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         1,400             9,800             8,400            12,500
Banking                                           194               532               195               545
Corporate administration                        1,015             1,764               674             1,485
Corporate promotion                                 0               434                 0                 0
Engineering                                         0                 0                 0            20,000
Management fee                                 14,490            33,217            66,788           133,418
Office expenses, rent, utilities                  486             1,062             1,116             1,597
Patent attorney                                     0             3,030                 0             8,269
Travel                                              0               100                 0               685
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 17,586            49,939            77,173           178,499
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (17,585)    $      (49,939)    $      (77,173)   $      (178,499)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0         $       0        $        0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (17,585)    $      (49,939)    $      (77,173)   $      (178,499)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           59,143,654        58,833,654        57,382,654        56,745,042
outstanding during the period
                                      ===============    ===============    ===============    ===============
Net Profit/(Loss) per common share     $       (0.0003)   $       (0.0008)   $        (0.001)   $        (0.003)
and equivalents
                                      ===============    ===============    ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF DECEMBER 31, 2008
                                 (UNAUDITED)

                                                                             Six                 Six
                                                                            months              months
                                                                            ending              ending
                                                                         Dec 31, 2008         Dec 31, 2007
Cash flows from operating activities:
Net Profit/(Loss)                                                             (49,939)            (178,499)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                   0                   0

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                          0              75,000

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                  28,499              (16,092)
        Loans and Advances                                                         0              (61,814)
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           28,499              (2,906)
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                         (21,440)            (181,405)
                                                                      --------------       --------------
Net Cash flow from investing activities:
                                                                      --------------      --------------
Net cash provided by (used in) investing activities                                 0                   0
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                       (7,792)             131,918
    Equity for debt swap                                                           0              15,100
    Proceeds from issuance of common stock, net                                30,200              30,046
                                                                      --------------       --------------
Net cash from financing activities                                             22,408              177,064
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                   968              (4,341)
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  640               5,984
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      1,608               1,643
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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2008
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,102,179 at December 31, 2008 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended December 31, 2008, the Company issued 1,160,000 shares of common stock and as a result has taken up Common Stock of $116 and Additional Paid In Capital of $23,084.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2008 and the Form 10-KSB for the fiscal year ended June 30, 2008.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Revenue and Gross profit in the three month period ended December 31, 2008 was nil. In the corresponding three month period ended December 31, 2007 revenue and gross profit was nil.

The Company had a net loss of $17,586 in the three month period ended December 31, 2008 compared to a net loss of $77,173 in the three month period ended December 31, 2007. Expenses decreased from $77,173 in the three months ended December 31, 2007 to $17,586 in the three months ended December 31, 2008 because of decreased management fees.

The Company had a foreign currency translation gain of nil for the three months ended December 31, 2008 compared to a foreign currency translation gain of nil for the three month period ended December 31, 2007. As a result, the Company recorded a comprehensive loss of $17,586 for the three month period ended December 31, 2008 compared to a comprehensive loss of $77,173 for the three month period ended December 31, 2007.


SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2007

Revenue and Gross profit in the six month period ended December 31, 2008 was nil. In the corresponding six month period ended December 31, 2007 revenue and gross profit was nil.

The Company had a net loss of $49,939 in the six month period ended December 31, 2008 compared to a net loss of $178,499 in the six month period ended December 31, 2007. Expenses decreased from $178,499 in the six months ended

December 31, 2007 to $49,939 in the six months ended December 31, 2008 because of decreased engineering costs and management fees.

The Company had a foreign currency translation gain of nil for the six months ended December 31, 2008 compared to a foreign currency translation gain of nil for the six month period ended December 31, 2007. As a result, the Company recorded a comprehensive loss of $49,939 for the six month period ended December 31, 2008 compared to a comprehensive loss of $178,499 for the six month period ended December 31, 2007

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $640 at July 1, 2008, to $1,608 at December 31, 2008.

The Company incurred a net loss of $49,939 from operating activities for the period July 1, 2008 to December 31, 2008 primarily due to management fees and audit fees.

The Company's revenue in the six months ending December 31, 2008 was nil compared to nil in the six month period ending December 31, 2007.

The cash flow of the Company from financing activities for the six months ending December 31, 2008 was from the issuance of common stock, but after a decrease in the advances from related parties.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended December 31, 2008, the Company issued 1,160,000 shares of common stock that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The funds received from the issue of securities will be used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            02/05/2009





By:    /s/
Ronald J. Chapman             Director                           02/05/2009





By:    /s/
Philip A.  Shiels             Director                           02/05/2009





By:    /s/
Graham O. Chappell            Director                           02/05/2009







</SEC-DOCUMENT>