Form 10-Q
period 2009-03-31
ASI ENTERTAINMENT INC
filed 2009-05-13
CIK 1067873

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

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2009
                                     or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,751,304

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2009

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

ITEM 4. Submission of Matters to a Vote of Security Holders..................10

ITEM 5. Other Information....................................................10

ITEM 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2009
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             1,424
Receivables                                                               0
Other receivables                                                    29,353
                                                             --------------
Total Current Assets                                                 30,777
                                                             --------------

NON CURRENT ASSETS
Property and equipment                                                    0
Investments                                                         139,247
                                                             --------------
Total Non Current Assets                                            139,247
                                                             --------------
TOTAL ASSETS                                                        170,024
                                                             ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 99,359
Due to related parties                                              356,346
Advances                                                            146,895
                                                             --------------
Total Liabilities                                                   602,600
                                                             --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares          $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000                  $        6,175
 shares authorized, 61,751,304 shares issued and outstanding

Additional paid-in capital                                    $    7,754,297
Treasury stock -
              - par value (50,000 shares)                    $        (   5)
Accumulated deficit                                          $   (8,193,043)
Accumulated other comprehensive loss                                 $     0
                                                             --------------
Total Stockholders' Equity                                    $     (432,576)
                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       170,024
                                                             ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                             AS OF MARCH 31, 2009
                                 (UNAUDITED)

                                           Three              Nine              Three              Nine
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Mar 31, 2009      Mar 31, 2009      Mar 31, 2008      Mar 31, 2008
REVENUE                                             0                 0           100,000           100,000
Interest Received                                   0                 0                 0                 0
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
                                       --------------     --------------     --------------     --------------
Gross Profit                                        0                 0           100,000           100,000
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         1,400            11,200                 0            12,500
Banking                                           184               716               158               703
Capital raising costs                          60,753            60,753                 0                 0
Corporate administration                        1,194             2,958             1,221             2,707
Corporate promotion                                 0               434               267               267
Engineering                                         0               306                 0            20,000
Directors fees                                      0                 0             8,000             8,000
Management fee                                 14,354            47,570            19,500           152,918
Office expenses, rent, utilities                  462             1,219               543             2,140
Patent attorney                                12,460            15,490               634             8,903
Travel                                             57               157             2,912             3,596
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 90,864           140,803            33,235           211,733
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (90,864)   $      (140,803)    $      66,765    $      (111,733)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0         $       0        $        0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (90,864)   $      (140,803)    $      66,765    $      (111,733)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           60,737,479        59,563,067        58,213,654        56,745,042
outstanding during the period
                                      ===============    ===============    ===============    ===============
Net Profit/(Loss) per common share     $       (0.0015)   $       (0.0024)     $        0.001   $        (0.002)
and equivalents
                                      ===============    ===============    ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             AS OF MARCH 31, 2009
                                 (UNAUDITED)

                                                                             Nine                Nine
                                                                            months              months
                                                                            ending              ending
                                                                         Mar 31, 2009         Mar 31, 2008
Cash flows from operating activities:
Net Profit/(Loss)                                                            (140,803)            (111,733)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                   0                   0
    Compensatory investment transfer                                           60,753                   0

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Trade accounts receivable                                                  0             (100,000)
        Other Receivables                                                    (29,353)              75,000

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                  47,226              (11,695)
        Loans and Advances                                                         0              (61,814)
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           78,626              (98,509)
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                         (62,177)            (210,242)
                                                                      --------------       --------------
Net Cash flow from investing activities:
                                                                      --------------      --------------
Net cash provided by (used in) investing activities                                 0                   0
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                       (7,792)             160,598
    Equity for debt swap                                                           0              15,100
    Proceeds from issuance of common stock, net                                70,753              30,046
                                                                      --------------       --------------
Net cash from financing activities                                             62,961              205,744
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                   784              (4,498)
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  640               5,984
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      1,424               1,486
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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                             AS OF MARCH 31, 2009
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,193,043 at March 31, 2009 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended March 31, 2009, the Company issued 2,027,650 shares of common stock and as a result has taken up Common Stock of $203 and Additional Paid In Capital of $40,350.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended March 31, 2009 and the Form 10-KSB for the fiscal year ended June 30, 2008.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenue and Gross profit in the three month period ended March 31, 2009 was nil. In the corresponding three month period ended March 31, 2008 revenue and gross profit was $100,000.

The Company had a net loss of $90,864 in the three month period ended March 31, 2009 compared to a net profit of $66,765 in the three month period ended March 31, 2008. Expenses increased from $33,235 in the three months ended March 31, 2008 to $90,864 in the three months ended March 31, 2009 because of patent attorney fees and capital raising costs.

The Company had a foreign currency translation gain of nil for the three months ended March 31, 2009 compared to a foreign currency translation gain of nil for the three month period ended March 31, 2008. As a result, the Company recorded a comprehensive loss of $90,864 for the three month period ended March 31, 2009 compared to a comprehensive profit of $66,765 for the three month period ended March 31, 2008.


NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE MONTHS ENDED MARCH 31, 2008

Revenue and Gross profit in the nine month period ended March 31, 2009 was nil. In the corresponding nine month period ended March 31, 2008 revenue and gross profit was $100,000.

The Company had a net loss of $140,803 in the nine month period ended March 31, 2009 compared to a net loss of $111,733 in the nine month period ended March 31, 2008. Expenses decreased from $211,733 in the nine months ended March 31, 2008 to $140,803 in the nine months ended March 31, 2009 because of decreased engineering costs and management fees, but after increased patent attorney fees and capital raising costs.

The Company had a foreign currency translation gain of nil for the nine months ended March 31, 2009 compared to a foreign currency translation gain of nil for the nine month period ended March 31, 2008. As a result, the Company recorded a comprehensive loss of $140,803 for the nine month period ended March 31, 2009 compared to a comprehensive loss of $111,733 for the nine month period ended March 31, 2008

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $640 at July 1, 2008, to $1,424 at March 31, 2009.

The Company incurred a net loss of $140,803 from operating activities for the period July 1, 2008 to March 31, 2009 primarily due to management fees, patent attorney fees and capital raising costs.

The Company's revenue in the nine months ending March 31, 2009 was nil compared to $100,000 in the nine month period ending March 31, 2008.

The cash flow of the Company from financing activities for the nine months ending March 31, 2009 was mainly from the issuance of common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2009, the Company issued 2,027,650 shares of common stock that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The funds received from the issue of securities will be used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following report on Form 8-K was filed during the last quarter:

(1) 8-K filed March 9, 2009 reporting:
    (1) The license agreement between the Company and ASiQ Ltd for the ground based application of its SafeCell product had been assigned to Chapman Reid Ltd.; all other terms and conditions of the agreement were unchanged.
    (2) The license agreement for the aviation application of the SafeCell product had been changed from a non-exclusive license to and exclusive license; all other terms and conditions of the agreement were unchanged.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            04/30/2009





By:    /s/
Ronald J. Chapman             Director                           04/30/2009





By:    /s/
Philip A.  Shiels             Director                           04/30/2009





By:    /s/
Graham O. Chappell            Director                           04/30/2009







</SEC-DOCUMENT>