Form 10-K
period 2009-06-30
ASI ENTERTAINMENT INC
filed 2009-09-28
CIK 1067873

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
           FORM TYPE:                   10-K
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

                                 FORM 10-K
(Mark One)
[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                                   For the fiscal period ended JUNE 30, 2009


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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                              Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                              Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                              Yes [ ] No [X]

Indicate by check mark if there is no disclosure of delinquent files in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                         [X]

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                      Outstanding at June 30, 2009

Common Stock, par value $.0001 per share    69,918,137

Documents incorporated by reference         None

10-K


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

ITEM 3. LEGAL PROCEEDINGS....................................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

PART II......................................................................7

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............7

ITEM 6. SELECTED FINANCIAL DATA..............................................8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE........................................................13

PART III....................................................................14

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........................14

ITEM 11. EXECUTIVE COMPENSATION.............................................16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....17

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE................................................................19

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................20

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K...................................20


PART I.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" AS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION. THESE STATEMENTS MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD- LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "COULD", "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND" OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY BE INCORRECT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.


ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

ASI Entertainment, Inc was formed on April 29, 1998 as a Delaware corporation. The Company has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share. The executive offices of the Company are located at Level 1, 45 Exhibition Street, Melbourne, Victoria, 3000 Australia and its telephone number is +61 3-9016-3021. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021.


BUSINESS

(1) Principal products or services and their markets;

The Company's product is the "SafeCell" intellectual property. The SafeCell intellectual property comprises a proof of concept and patent applications with national filings in the U.S.A., China, Australia and the European Union. The licensing of the intellectual property has produced two applications:

1. In-flight messaging and content delivery for airline and corporate jet passengers (Licensed to ASiQ Limited)

SafeCell turns a mobile phone into a wireless communicator and entertainment system as it utilises the Bluetooth link instead of the normal mobile phone transmitter. SafeCell delivers its messages off the aircraft via an inexpensive satellite link. The SafeCell software is downloaded via SMS onto the mobile phone and provides an easy to operate menu that suits all modern mobile phones including Blackberries, PDA's and new generation mobile phones which have wireless capabilities. The SafeCell software is delivered at no charge to a user's mobile phone using the same process that downloads games or ringtones. Once onboard a SafeCell equipped aircraft, switching on the mobile phone in "flight mode", SafeCell activates the Bluetooth link. SafeCell is targeted at the regional low cost airlines committed to generating new revenues from value added services and corporate jet operators who need low cost communications to stay in touch.

2. On ground for messaging and content delivery (Licensed to Chapman Reid Ltd)

The ground system utilises the SafeCell technology to provide a social and special purpose communication networks. The mobile phone software for the ground system is based on the aircraft application however it communicates via the internet, outside the cellular roaming network. SafeCell provides a free mobile phone social network with messaging, global music and media sharing/broadcast capabilities. Social networking has developed quickly over the past decade with major players MSN, MySpace, Facebook and Twitter. The target market for the SafeCell ground system is 15 to 25 year olds.

(2) Distribution methods of the products or services;

The Company plans to distribute SafeCell via its existing licencees.

(3) Status of any publicly announced new product or service;
Refer Patents below

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

SafeCell was originally developed for the airline industry where a small number of companies offer competitive communication services. The market is at an early stage of development, and most competitors are backed by large organizations.
There are two major industry players, OnAir (Airbus/SITA) and Aeromobile (ARINC/Telenor). Both companies have developed technologies to allow passengers to use their cellular phones on aircraft. Their technologies revolve around what is called "Picocell" technology. This is a computer at the base of a cellular tower, designed to control the cellular phones in a small GSM (Global System for Mobile communications) network. In these systems, two cable antennas must be installed along either side of the passenger cabin, above the luggage racks. When the mobile is switched on, the Picocell intercepts it and sends a signal to the phone to reduce the transmitter's power, while at the same time, switching the phone to the 1800 MHz frequency which is documented as safe for use in aircraft. When a call is made, the phone connects with the in-cabin network, the signal is sent to a Picocell. A Picocell is a series of processors that translates the phone's GSM (global system for mobile communication) signal into one that can be read by a satellite. The message is then relayed from a satellite to the ground where it connects into the Global cellular roaming network via a Telco. Initially the Aeromobile system can only handle six people simultaneously because of the limited capacity of existing aircraft satellite communication voice systems although passengers are able to send unlimited texts and SMS. Airbus/Onair are using the newer Inmarsat broadband satellites which can handle more phone lines, however Aeromobile will have to upgrade their hardware and they both plan to set an upper limit of 28 calls at one time.

The Company believes SafeCell licensees will be able to compete with the other companies due to its low cost to equip an aircraft and based on its marketing plan SafeCell has the ability to be funded off the revenue stream from SMS revenue only. The SafeCell program provides flexible terms on equipment cost and revenue sharing. The SafeCell system is designed for airlines that will be attracted to this structure which allows the airline to offer the service at little cost to the passengers.

The Company has been advised that the licensee's plan to market and distribute PicoBlue will be by viral marketing, the same method by which other social networking sites have been successfully developed. Content can be distributed free of charge with trailing adverting revenues or on a user pay basis. The Company will receive royalties from any revenue streams developed. In developing their revenue base, the licensees will be competing with established social network sites as well as other forms of advertising.


(5) Sources and availability of raw materials and the names of principal suppliers;

Not applicable

(6) Dependence on one or a few major customers;

The Company will be dependant on the SafeCell licensees to market SafeCell to generate the income from which the Company will receive royalties. The timing and extent of that marketing will be dependant on the resources and efforts of the licensees.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company has acquired the application for an Australian patent on its "SafeCell" system and has filed an International application under the Patent Co-operation Treaty "PCT". In September 2008, the Company received notification that the International Preliminary Report on Patentability had been established. The Company has subsequently filed national phase patent applications in Australia, the United States, China and European Union and is awaiting outcomes from those applications.

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

As the SafeCell software is installed on a mobile phone, which is regarded as a carry on device, and operated in flight or offline mode, no aircraft certification is required however, in the majority of cases the final approval for use in flight will be at the discretion of the airline.

The ground based application of the SafeCell technology does not require government approvals as it operates on the unlicensed S band using Bluetooth, which is generally accepted world wide.

(9) Effect of existing or probable governmental regulations on the business;

The company must maintain good standing, comply with applicable local business licensing requirements, prepare and file periodic reports under the Securities Exchange Act of 1934, as amended, and comply with other applicable securities laws, rules and regulations.

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

The Company outsources all development work and incurred a cost for such work of $102,000 and $1,600 in the 2008 and 2009 years respectively. The Company's customers have not borne any of this cost.

(11) Costs and effects of compliance with environmental laws (federal, state and local); and

Not applicable

(12) Number of total employees and number of full time employees.

The company does not have any employees, instead contracts the Chief Executive Officer and the Chief Financial Officer.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than the SafeCell intellectual property and shares in ASiQ Limited. The Company maintains its corporate administration office at Level 1, 45 Exhibition Street, Melbourne, Victoria, 3000, Australia.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 69,918,137 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                           Common Stock
                                                       High     Low
June 30, 2007                                           $0.065   $0.012
September 30, 2007                                      $0.026   $0.017
December 31, 2007                                       $0.025   $0.018
March 31, 2008                                          $0.026   $0.018
June 30, 2008                                           $0.05    $0.026
September 30, 2008                                      $0.045   $0.01
December 31, 2008                                       $0.03    $0.013
March 31, 2009                                          $0.03    $0.015
June 30, 2009                                           $0.07    $0.02

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

ITEM 6. SELECTED FINANCIAL DATA.

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Following the re-structure of the ASI Group and the acquisition of the SafeCell intellectual property in 2007, the business of the Company is the licensing of the SafeCell technology to generate license fees and royalties. The Company maintains a low cost structure as it has no employees, contracting the services of executives and support engineers as required. Because of the low cost structure, the Company anticipates that the proceeds from stock issues and revenue from license sales, will be sufficient to meet the Company's operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2009 of $8,279,142. Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell Technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations. The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2009 COMPARED WITH YEAR ENDED JUNE 30, 2008

The Company revenue for the year ending June 30, 2009 was $0, compared to revenue of $300,000 for the year ended June 30, 2008. Revenue in 2008 was from license fees.

Expenses decreased from $325,603 for the twelve month period ending June 30, 2008 to $226,902 for the twelve month period ending June 30, 2009. Expenses for the twelve month period ending June 30, 2009 decreased due to lower engineering expenses, and management fees, but after increased capital raising costs.

Despite the decreased expenses, because of the decreased revenue, the net losses increased from $25,603 in the twelve month period ending June 30, 2008, to $226,902 for the twelve month period ending June 30, 2009.

There was no foreign currency translation gain or loss for the year ended June 30, 2008 or for the year ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents decreased from $640 at June 30, 2008 to $231 at June 30, 2009 as a result of operating losses but after capital raising.

The Company had a net loss of $226,902 from operating activities for the period July 1, 2008 to June 30, 2009, primarily consisting of management fees, capital raising costs and patent attorney expenses. The Company's revenue for the twelve months ending June 30, 2009 was $0, compared to $300,000 in the twelve month period to June 30, 2008. The net loss from operating activities for such period was greater than the net loss from operating activities for the period July 1, 2007 to June 30, 2008 primarily as a result of the decreased licensing revenue and increased capital raising costs, but after reduced management fees and engineering costs. The cash flow of the Company from financing activities for the twelve months ending June 30, 2009 was from the proceeds from issue of common stock.

The Company's marketing plan is based on licensing the SafeCell intellectual property from which it will receive royalties and license fees. This plan may require significant capital from the Company for promotion and patent costs. The Company may not have sufficient funds to fund its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OVERVIEW

                          ASI ENTERTAINMENT, INC.

                                CONSOLIDATED
                            FINANCIAL STATEMENTS

                            June 30, 2008 & 2009

                          ASI ENTERTAINMENT, INC.
                     Consolidated Financial Statements



                             TABLE OF CONTENTS



                                                                  Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheet                                    F-2
     Consolidated statement of income and comprehensive income     F-3
     Consolidated statement of stockholders' equity                F-4
     Consolidated statement of cash flows                          F-5
     Notes to consolidated financial statements              F-6, F-11

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

          Report of Independent Registered Public Accounting Firm

To the Board of Directors
ASI Entertainment, Inc.
Melbourne, Vic., 3000,
Australia

I have audited the accompanying consolidated balance sheets of ASI Entertainment, Inc., as of June 30, 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2009, and the results of its operations and cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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


Larry O'Donnell, CPA, P.C.
September 25, 2009
Aurora, Colorado

                          ASI ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2009

                         ASSETS

Current Assets
     Cash                                                $          231
                                                          --------------
Total Assets                                              $          231
                                                          ==============

          LIABILITIES AND SHARHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                $      177,673
     Due to related parties                                      81,916
     Advances                                            $      146,895
                                                         --------------
           Total Current Liabilities                            406,484
                                                         --------------
Total Liabilities                                         $      406,484
                                                         --------------

Stockholders' Equity
     Preferred stock $0.0001 par value;
           20,000,000 shares authorized;
           none issued and outstanding

     Common stock, $0.0001 par value;
           100,000,000  shares authorized;
           69,918,137 shares issued and 69,918,137
           outstanding                                    $        6,992

     Additional paid-in capital                           $    8,000,150
     Treasury stock - par value (50,000 shares)           $           (5)
     Accumulated deficit                                  $   (8,279,142)
     Accumulated other comprehensive loss                 $            -
                                                          --------------
Total Stockholders' Equity                                $     (272,005)
                                                          --------------
Total Liabilities and Stockholders' Equity                $      134,478
                                                          ==============












The accompanying notes are an integral part of the consolidated financial statements.

                          ASI ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     For the Years Ended JUNE 30, 2009


                                                2008             2009
                                             -----------      -----------
Sales, net                                 $        -       $        -
Licence Fees                               $  300,000                -

Cost of Sales                                       -                -
                                          -----------      -----------
Gross Margin                                  300,000                -

Selling, general and administrative
expenses                                      325,603          226,902
Option expense                                      -                -
                                          -----------      -----------

Loss from operations                          (25,603)        (226,902)

Other income (expense)
     Interest income                               -                -
     Interest expense                              -                -
     Loss on equipment disposal
                                          -----------      -----------

Income (loss) before provision for income
taxes                                         (25,603)        (226,902)

Provision for income tax                            -                -

Net income (loss)                             (25,603)        (226,902)

Other comprehensive income (loss) - net
of tax
Foreign currency translation gains
(losses)                                            -                -
                                          -----------      -----------

Comprehensive profit (loss)                $  (25,603)      $  (226,902)
                                          ===========      ===========

Net income (loss) per share
(Basic and fully diluted)                    $     (0.0004)   $     (0.0037)
                                          ===========      ===========
Weighted average number of
common shares outstanding                  57,293,809       61,634,081
                                          ===========      ===========








The accompanying notes are an integral part of the consolidated financial statements.

                              ASI ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the Years Ended JUNE 30, 2008 and JUNE 30, 2009

                                                                                                        Accum.Other      Stock
                                            Common Stock          Paid In      Treasury      Accum.       Compre.       holders'
                                         Shares      Amount      Capital       Stock       Deficit     Income/Loss      Equity
Balances at June 30, 2007              55,276,429  $    5,528   $7,633,763    $     (5) $(8,026,637)   $        -    $  (387,353)

Issuance of stock for cash              2,098,336         210       35,120                                                35,329

Issuance of stock for debt retirement      838,889          84       15,016                                                15,100

Net gain (loss) for the year
    ended June 30, 2008                                                                     (25,603)                     (25,603)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2008              58,213,654  $    5,822   $7,683,899    $     (5) $(8,052,240)   $        -    $  (362,527)

Issuance of stock for cash              3,371,150         337       67,086                                                67,423

Issuance of stock for debt retirement    8,333,333         833      249,167                                               250,000

Net gain (loss) for the year
    ended June 30, 2009                                                                    (226,902)                    (226,902)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2009              69,918,137  $    6,992   $8,000,150    $     (5) $(8,279,142)   $        -    $  (272,005)
                                       ==========  ==========    =========  ==========  ===========   ===========   ============

























The accompanying notes are an integral part of the consolidated financial statements.

                          ASI ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Years Ended JUNE 30, 2008 and JUNE 30, 2009

                                                                  2008                       2009
                                                           ------------------          ------------------
Cash Flows from Operating Activities:
    Net income/(loss)                                      $   (25,603)              $   (226,902)

    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
                Depreciation                                        -                          -
                Compensatory stock issuances                         -                          -
                Compensatory investment transfer                     -                     65,753
                Other Receivables                            (125,000)                         -
                Accounts payable and accrued expenses            4,453                    142,694
                                                        --------------             --------------
                Net cash provided by (used for)
                operating activities                         (146,150)                   (18,455)
                                                        --------------             --------------

Cash Flows from investing activities:
    Purchase of fixed assets
    Purchase of intellectual property                                -                          -
    Monetary accounts on privatization of subsidiary                  -                          -
                                                        --------------             --------------
                Net cash provided by (used in)
                investing activities                                -                          -
                                                        --------------             --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related
    parties                                                     95,660                   (299,377)
    Issuance of common stock                                    30,046                     67,423
    Issuance of stock options                                        -                          -
    Issuance of stock for debt retirement                       15,100                    250,000
    Common stock subscription payable                                -                          -
    Other loans and advances                                         -                          -
                                                        --------------             --------------
            Net cash provided by (used for)
            financing activities                              140,806                     18,046
                                                        --------------             --------------

Effect of exchange rate changes on cash                             -                          -
                                                        --------------             --------------

Net Increase/(Decrease) in cash                                 (5,344)                      (409)

CASH AT THE BEGINNING OF THE PERIOD                              5,984                        640
                                                        --------------             --------------

CASH AT THE END OF THE PERIOD                           $          640             $          231
                                                        ==============             ==============

The accompanying notes are an integral part of the consolidated financial statements.

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. ASI owns the intellectual property in the SafeCell product.

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

Accounts receivable

The Company reviews accounts receivable at each balance sheet date and makes allowance for non-recoverability the Directors and Management consider appropriate. An allowance for doubtful accounts has been established, with accounts over one year old from date of invoicing deemed uncollectible and written off to bad debt expense. The Company did not have a bad debt expense during the years ended June 30, 2008 and 2009.

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

At June 30, 2009 the Company had net operating loss carryforwards of approximately $3,400,000 for U.S. tax purposes which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $1,200,000. The change in the valuation allowance for U.S. tax purposes in 2009 was $40,000.

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

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Products and services, and geographic areas

Company sales will be derived from royalty and license fees from the Company's technology. The Company's SafeCell products is being marketed internationally but to date has not received any ongoing royalty income.

Stock Options

The Company applies APB Opinion 25 and Related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options (none were granted in 2008 and 2009).

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have complied with the requirements of SFAS 165.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our financial condition or results of operation.

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

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2009 the Company owed officers, directors, and related parties $209,000.

The Company in 2008 and 2009 incurred expenses of approximately $161,000 and $113,690 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid, but in 2009 $250,000 of the debt was converted to equity at $0.03 per share, resulting in the issue of 8,333,333 shares.


NOTE 3. LEASE COMMITMENTS

Since January 1, 2007 the Company has entered into an arrangement under which it uses premises at a cost of $100 per month, but has not entered into a formal lease agreement.


NOTE 4.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2008 had 100,000,000 shares of authorized common stock, $.0001 par value, with 58,213,654 shares issued, 58,213,654 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

The Company as of June 30, 2009 had 100,000,000 shares of authorized common stock, $.0001 par value, with 69,918,137 shares issued, 69,918,137 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

The Company as of June 30, 2009 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2008 and 2009 the Company had stock options outstanding as described below.

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

At the beginning of fiscal year 2009, the Company had 341,500 non-employee stock options outstanding. At December 31, 2008, 341,500 options expired, leaving a 2009 year end outstanding balance of nil.

Employee stock options

During 2008 and 2009 the Company issued no employee stock options.


NOTE 5.  GOING CONCERN

The Company has suffered recurring losses from operations and in all likelihood will be required to make significant future expenditures in connection with its ongoing operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. The Company expects to generate revenue in the future from license and royalty fees from its SafeCell technology. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable


ITEM 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: The Company's Chief Executive Officer / Chief Financial Officer and President reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company's Chief Executive Officer / Chief Financial Officer and President concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b) There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting during the last fiscal year that have materially affected or could materially affect these internal controls over financial reporting.


ITEM 9B. Other Information.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The officers and directors of the Company are as follows:

Name:                         Title:
----                          -----
Richard Lukso                 Chairman and Director

Ronald J. Chapman             President and Director

Graham O. Chappell            Director

Philip A. Shiels              Chief Executive Officer, Chief Financial
                              Officer and Director


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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 76, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 57, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASIQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 64, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 57, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIQ Ltd. since 1994 and ASI Entertainment, Inc. since its inception. Mr Shiels has served as the

Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.

ITEM 11. EXECUTIVE COMPENSATION.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2009. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2009:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL   ANNUAL   COMPENSATION       OTHER
POSITION                      YEAR    SALARY   BONUS/AWARDS    COMPENSATION
                                                               ALL OTHER

Richard Lukso                 2009                                    $0
Chairman

Ronald Chapman,
President                     2009       0           0                $0

Philip Shiels,
Chief Executive Officer       2009       0           0          $113,690
Chief Financial Officer

Graham Chappell               2009                                    $0
Director

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of the Company's Common Stock by each officer and director of the Company and by each person who owns in excess of five percent of the Company's Common Stock giving effect to the exercise of warrants or options held by the named security holder.

                                       Shares of Common
                                       Stock Beneficially   Percentage of
Name, Position and Address              Owned                Shares Owned

Ronald J. Chapman (2)                             9,757,951          13.96%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (3)                            1,771,406           2.53%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (4)                              7,448,522          10.65%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard Lukso                                     1,140,000           1.63%
Director
5610 Via Arbolado
Tucson, AZ, 85750

Ocean View Investments Pty. Ltd. (5)              13,888,889          19.86%
100 Barkly St
St Kilda, Victoria, 3182
Australia

Eric P. van der Griend (5)                       14,157,639          20.25%
100 Barkly St
St Kilda, Victoria, 3182
Australia

All the officers and directors
as a group (4 persons)                           20,117,879          28.77%


(1) Assumes 69,918,137 shares of Common Stock issued and outstanding, or committed and to be issued.
(2) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 6,631,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.
(3) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 940,000 shares.
(4) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 6,250,000 shares.
(5) Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

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

The Company was advised on March 12, 2009 that:
 1. The License Agreement between the Company and ASIQ Ltd for the ground based application of its SafeCell product had been assigned to Chapman Reid Ltd., a UK company; and ,
 2. The License Agreement between ASI Entertainment and ASIQ Ltd. for the aviation application of the SafeCell product had been changed from a non-exclusive to an exclusive license following the commercialization of the aviation system.
All other terms and conditions of the agreements were unchanged.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal year ended June 30, 2008 and 2009 for professional services rendered by Larry O'Donnell, CPA, P.C. were $12,600 and $12,600, respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2008 and 2009.

TAX FEES

None

ALL OTHER FEES

There were no other fees filled for services.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
Exhibit No.            Description

31.1 Certification of the Chief Executive Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports filed on Form 8-K for the year ending June 30, 2009:

September 30, 2008: Notification received from patent attorneys, Watermark, that an International Preliminary Report on Patentability ("IPRP") has been established for the Company's SafeCell patent application.

March 12, 2009: Company was advised that (1), the License Agreement between the Company and ASIQ Ltd for the ground based application of its SafeCell product had been assigned to Chapman Reid Ltd., a UK company; and that all other terms and conditions of the Agreement remained unchanged; and (2), the License Agreement between ASI Entertainment and ASIQ Ltd. for the aviation application of the SafeCell product had been changed from a non-exclusive to an exclusive license; and that all other terms and conditions of the Agreement remained unchanged.

                                 SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ASI ENTERTAINMENT, INC.

                                By:     /s/ Philip A. Shiels
                                   ------------------------------------
                                   Principal Executive Officer and Principal
                                   Financial Officer

           Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                      Date
- - - - ---------                        -----                      ----


/s/ Richard Lukso                        Director                  09/25/09
- - - - --------------------------------
     Richard Lukso


/s/ Ronald J. Chapman                    Director                  09/25/09
- - - - --------------------------------
     Ronald J. Chapman


/s/ Graham O. Chappell                   Director                  09/25/09
- - - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                     Director                  09/25/09
- - - - --------------------------------
     Philip A.  Shiels

                               CERTIFICATIONS
EX-31.1   CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this annual report on Form 10-K of ASI Entertainment, Inc.;

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

Date: September 25, 2009

/s/ Philip A. Shiels

Philip A. Shiels
Chief Executive Officer

EX-31.2 CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this annual report on Form 10-K of ASI Entertainment, Inc.;

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

Date: September 25, 2009

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K for the period ending June 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
September 25, 2009




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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K for the period ending June 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
September 25, 2009

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>