Form 10-Q
period 2009-09-30
ASI ENTERTAINMENT INC
filed 2009-11-19
CIK 1067873

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

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2009
                                     or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,418,137

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2009

                                    INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

PART 1: FINANCIAL INFORMATION.................................................7

ITEM 2. Management's Discussion and Analysis or Plan of Operation.............7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............8

ITEM 4. Controls and Procedures...............................................8

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

ITEM 5. Other Information.....................................................9

ITEM 6. Exhibits and Reports on Form 8-K......................................9

SIGNATURES...................................................................10

CERTIFICATIONS...............................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2009

                                               September 30,    June 30, 2009
                                                        2009     (AUDITED)
                                                 (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                              4,121             231
                                              --------------  --------------
Total Current Assets                                   4,121             231
                                              --------------  --------------

NON CURRENT ASSETS
Investments                                          134,246         134,247
                                              --------------  --------------
Total Non Current Assets                             134,246         134,247
                                              --------------  --------------
TOTAL ASSETS                                         138,367         134,478
                                              ==============  ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                 58,240          50,512
Related party payables                               158,989         127,160
Due to related parties                                81,916          81,916
Advances                                             146,895         146,895
                                              --------------  --------------
Total Liabilities                                    446,040         406,483
                                              --------------  --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000  $           0  $            0
shares authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000   $       7,342  $        6,992
 shares authorized, 73,418,137 shares issued and outstanding

Additional paid-in capital                     $   8,069,800  $    8,000,150
Treasury stock -
              - par value (50,000 shares)      $       (   5)  $       (   5)
Accumulated deficit                            $  (8,384,810)  $  (8,279,142)
Accumulated other comprehensive loss           $           0  $            0
                                              --------------  --------------
Total Stockholders' Equity                     $    (307,673)  $    (272,005)
                                              --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     138,367  $      134,478
                                              ==============  ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)

                                           Three             Three
                                           months            months
                                           ending            ending
                                        Sep 30, 2009      Sep 30, 2008
REVENUE                                             0                 0
Interest Received                                   0                 0
Cost of Sales                                       0                 0
                                       --------------     --------------
                                       --------------     --------------
Gross Profit                                        0                 0
                                       --------------     --------------
EXPENSES:
Accounting and auditing                         7,600             8,400
Banking                                           211               338
Consulting fees                                20,000                 0
Corporate administration                          150               748
Corporate promotion                                 0               434
Engineering                                    10,000                 0
Directors fees                                 30,000                 0
Officer's Management fee                       31,216            18,727
Office expenses, rent, utilities                  496               576
Patent attorney                                 5,900             3,030
Travel                                             95               100
                                      ---------------    ---------------
Total Expenses                                105,668            32,353
                                      ---------------    ---------------
Net Profit/(Loss)                     $      (105,668)   $      (32,353)
                                       ==============     ==============
Foreign Currency Translation                $       0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------
Comprehensive Profit/(Loss)           $      (105,668)   $      (32,353)
                                      ===============    ===============
Weighted average number of shares           71,418,137        58,388,654
outstanding during the period
                                      ===============    ===============
Net Profit/(Loss) per common share       $       (0.00)    $        (0.00)
and equivalents
                                      ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)

                                                                            Three               Three
                                                                            months              months
                                                                            ending              ending
                                                                         Sep 30, 2009         Sep 30, 2008
Cash flows from operating activities:
Net Profit/(Loss)                                                           (105,668)             (32,353)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Compensatory stock issuances - directors                                  30,000                   0
    Compensatory stock issuances - consultants                                30,000                   0

Changes in operating assets and liabilities:
    Increase/(decrease) in:
        Accounts payable and accrued expenses                                  7,728              22,837
        Related party payables                                                31,829                   0
        Loans and Advances                                                         0                   0
                                                                      --------------      --------------
Total adjustments to reconcile net loss to cash provided by operating         99,557              22,837
activities:
                                                                      --------------      --------------
Net cash used in operating activities                                         (6,111)             (9,516)
                                                                      --------------      --------------
Net Cash flow from investing activities:
                                                                      --------------      --------------
Net cash provided by (used in) investing activities                                0                   0
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                           0               3,678
    Equity for debt swap                                                           0                   0
    Proceeds from issuance of common stock, net                               10,000               7,000
                                                                      --------------       --------------
Net cash from financing activities                                            10,000              10,678
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                            0                   0
Net increase/(decrease) in cash                                                3,889               1,162
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 231                 640
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     4,121               1,802
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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2009.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share".

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,384,810 at September 30, 2009 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended September 30, 2009, the Company issued 3,500,000 shares of common stock and as a result has taken up Common Stock of $350 and Additional Paid-In Capital of $69,650.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2009 and the Form 10-K for the fiscal year ended June 30, 2009.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue and Gross profit in the three month period ended September 30, 2009 was nil. In the corresponding three month period ended September 30, 2008 revenue and gross profit was nil.

The Company had a net loss of $105,668 in the three month period ended September 30, 2009 compared to a net loss of $32,353 in the three month period ended September 30, 2008. Expenses increased from $32,353 in the three months ended September 30, 2008 to $105,668 in the three months ended September 30, 2009 because of consulting fees, directors fees, engineering costs and increased management fees.

There was no foreign currency translation gain or loss for the three months ended September 30, 2009 or for the three month period ended September 30, 2008. As a result, the Company recorded a comprehensive loss of $105,668 for the three month period ended September 30, 2009 compared to a comprehensive loss of $32,353 for the three month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $231 at July 1, 2009, to $4,121 at September 30, 2009.

The Company incurred a net loss of $105,668 from operating activities for the period July 1, 2009 to September 30, 2009 primarily due to consulting fees, management fees, directors fees, engineering costs and patent attorney fees.

The Company did not receive any revenue in the three months ending September 30, 2009 or in the three month period ending September 30, 2008.

The cash flow of the Company from financing activities for the three months ending September 30, 2009 was mainly from the issuance of common stock.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer/Principal Financial Officer, and the Company's President, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2009, the Company issued 3,500,000 shares of common stock that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The funds received from the issue of securities will be used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following report on Form 8-K was filed during the last quarter:

(1) 8-K filed September 25, 2009 reporting:
    (1) Mr Philip Shiels has assumed the role of Chief Executive Officer of the
    Company as well as continuing in his current role as Chief Financial
    Officer;
    Mr. Ron Chapman remains as a director and President of the Company.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Ronald J. Chapman             Director                           11/18/2009





By:    /s/
Philip A.  Shiels             Director                           11/18/2009





By:    /s/
Graham O. Chappell            Director                           11/18/2009







</SEC-DOCUMENT>