Form 10-Q
period 2009-12-31
ASI ENTERTAINMENT INC
filed 2010-02-11
CIK 1067873

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

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 2009
                                     or

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

                   FOR THE QUARTER ENDED DECEMBER 31, 2009

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

ITEM 5. Other Information....................................................10

ITEM 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

CERTIFICATIONS...............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2009

ASSETS                                         DECEMBER 31,      June 30, 2009
                                                   2009            (AUDITED)
                                               (UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents                            10,603              231
Related receivables                                       0                0
                                             --------------   --------------
Total Current Assets                                 10,603              231
                                             --------------   --------------

NON CURRENT ASSETS
Property and equipment                                    0                0
Related investments                                 134,247          134,247
                                             --------------   --------------
Total Non Current Assets                            134,247          134,247
                                             --------------   --------------
TOTAL ASSETS                                        144,850          134,478
                                             ==============   ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                40,063           50,512
Related party payables                              201,348          127,160
Due to related parties                               81,916           81,916
Sundary Creditors                                   146,895          146,895
Stock subscription payable                           23,397                0
                                             --------------   --------------
Total Liabilities                                   493,619          406,483
                                             --------------   --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value,            $            0   $            0
20,000,000 shares authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000  $        7,342   $        6,992
 shares authorized, 73,418,137 shares issued and outstanding

Additional paid-in capital                   $    8,069,800   $    8,000,150
Treasury stock -
              - par value (50,000 shares)    $        (   5)   $       (   5)
Accumulated deficit                          $   (8,425,906)   $  (8,279,142)
Accumulated other comprehensive loss                $     0   $            0
                                             --------------   --------------
Total Stockholders' Equity                   $     (348,769)   $    (272,005)
                                             --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $       144,850  $      134,478
                                             ==============   ==============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF DECEMBER 31, 2009
                                 (UNAUDITED)

                                           Three              Six              Three              Six
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Dec 31, 2009      Dec 31, 2009      Dec 31, 2008      Dec 31, 2008
REVENUE                                             0                 0                 0                 0
Interest Received                                   0                 0                 0                 0
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
                                       --------------     --------------     --------------     --------------
Gross Profit                                        0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         1,400             9,000             1,400             9,800
Banking                                           258               469               194               532
Consulting fees                                     0            20,000                 0                 0
Corporate administration                        1,531             1,681             1,016             1,764
Corporate promotion                               267               267                 0               434
Directors fees                                      0            30,000                 0                 0
Engineering                                         0            10,000                 0                 0
Officers management fee                        33,491            64,707            14,490            33,217
Office expenses, rent, utilities                1,247             1,743               486             1,062
Patent attorney                                 2,902             8,802                 0             3,030
Travel                                              0                95                 0               100
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 41,096           146,764            17,586            49,939
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (41,096)   $      (146,764)   $      (17,586)    $      (49,939)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0         $       0        $        0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (41,096)   $      (146,764)   $      (17,586)    $      (49,939)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           73,418,137        72,251,470        59,143,654        58,833,654
outstanding during the period
                                      ===============    ===============    ===============    ===============
Net Profit/(Loss) per common share      $        (0.00)    $        (0.00)    $        (0.00)    $        (0.00)
and equivalents
                                      ===============    ===============    ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF DECEMBER 31, 2009
                                 (UNAUDITED)

                                                                             Six                 Six
                                                                            months              months
                                                                            ending              ending
                                                                         Dec 31, 2009         Dec 31, 2008
Cash flows from operating activities:
Net Profit/(Loss)                                                            (146,764)             (49,939)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                   0                   0
    Compensatory stock issuances - directors                                   30,000                   0
    Compensatory stock issuances - consultants                                 30,000                   0

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                          0                   0

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                 (10,450)              28,499
        Related party payables                                                74,189                   0
        Loans and Advances                                                         0                   0
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating          123,739              28,499
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                         (23,025)             (21,440)
                                                                      --------------       --------------
Net Cash flow from investing activities:
                                                                      --------------      --------------
Net cash provided by (used in) investing activities                                 0                   0
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                            0              (7,792)
    Equity for debt swap                                                           0                   0
    Proceeds from issuance of common stock, net                                10,000              30,200
    Funds received pending issue of shares                                     23,397                   0
                                                                      --------------       --------------
Net cash from financing activities                                             33,397              22,408
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                10,372                 968
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  231                 640
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     10,603               1,608
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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2009
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,425,906 at December 31, 2009 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended December 31, 2009, the Company has not issued any shares of common stock.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2009 and the Form 10-K for the fiscal year ended June 30, 2009.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

Revenue and Gross profit in the three month period ended December 31, 2009 was nil. In the corresponding three month period ended December 31, 2008 revenue and gross profit was nil.

The Company had a net loss of $41,096 in the three month period ended December 31, 2009 compared to a net loss of $17,586 in the three month period ended December 31, 2008. Expenses increased from $17,586 in the three months ended December 31, 2008 to $41,096 in the three months ended December 31, 2009 because of increased management fees.

There was no foreign currency translation gain or loss for the three months ended December 31, 2009 or for the three month period ended December 31, 2008. As a result, the Company recorded a comprehensive loss of $41,096 for the three month period ended December 31, 2009 compared to a comprehensive loss of $17,586 for the three month period ended December 31, 2008.


SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2008

Revenue and Gross profit in the six month period ended December 31, 2009 was nil. In the corresponding six month period ended December 31, 2008 revenue and gross profit were also nil.

The Company had a net loss of $146,764 in the six month period ended December 31, 2009 compared to a net loss of $49,939 in the six month period ended December 31, 2008. Expenses increased from $49,939 in the six months ended December 31, 2008 to $146,764 in the six months ended December 31, 2009 because of consulting fees, directors fees, engineering costs and increased management fees.

There was no foreign currency translation gain or loss for the six months ended December 31, 2009 or for the six month period ended December 31, 2008. As a result, the Company recorded a comprehensive loss of $146,764 for the six month period ended December 31, 2009 compared to a comprehensive loss of $49,939 for the six month period ended December 31, 2008

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $231 at July 1, 2009, to $10,603 at December 31, 2009.

The Company incurred a net loss of $146,764 from operating activities for the period July 1, 2009 to December 31, 2009 primarily due to auditing fees, consulting fees, management fees, directors fees, engineering and patent costs.

The Company did not receive any revenue in the six months ending December 31, 2009 or in the six month period ending December 31, 2008.

The cash flow of the Company from financing activities for the six months ending December 31, 2009 was mainly from the issuance of common stock, mostly as compensatory stock issues to directors and consultants.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, including the Company's Chief Executive Officer/Principal Financial Officer, and the Company's President, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined In Rule 13a- 15(e) and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that, as of December, 31, 2009, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31 2009. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended December 31, 2009, the Company issued 3,500,000 shares of common stock that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The funds received from the issue of securities will be used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            02/10/2010





By:    /s/
Ronald J. Chapman             Director                           02/10/2010





By:    /s/
Philip A.  Shiels             Director                           02/10/2010





By:    /s/
Graham O. Chappell            Director                           02/10/2010







</SEC-DOCUMENT>