Form 10-Q
period 2010-03-31
ASI ENTERTAINMENT INC
filed 2010-05-17
CIK 1067873

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

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2010
                                      or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,918,137

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2010

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

ITEM 5. Other Information....................................................10

ITEM 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

CERTIFICATIONS...............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                                BALANCE SHEET
                               MARCH 31, 2010

ASSETS                                                             MARCH 31, 2010           June 30, 2009
                                                                    (UNAUDITED)         (AUDITED - RESTATED)
CURRENT ASSETS
Cash and cash equivalents                                                 12,548                     231
Related receivables                                                            0                       0
                                                                  --------------          --------------
Total Current Assets                                                      12,548                     231
                                                                  --------------          --------------

NON CURRENT ASSETS
Property and equipment                                                         0                       0
Related investments                                                            0                       0
                                                                  --------------          --------------
Total Non Current Assets                                                       0                       0
                                                                  --------------          --------------
TOTAL ASSETS                                                              12,548                     231
                                                                  ==============          ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                      20,751                  50,512
Related party payables                                                   238,440                 127,160
Unearned license fees                                                          0                  34,623
Due to related parties                                                    81,916                  81,916
Sundry Creditors                                                         146,895                 146,895
Stock subscription payable                                                     0                       0
                                                                  --------------          --------------
Total Liabilities                                                        488,002                 441,106
                                                                  --------------          --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000 shares               $            0          $            0
authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000 shares authorized,    $        7,592          $        6,992
75,918,137 shares issued and outstanding

Additional paid-in capital                                        $    8,119,550          $    8,000,150
Treasury stock - par value (50,000 shares)                         $        (   5)          $       (   5)
Accumulated deficit                                               $   (8,602,591)          $  (8,448,012)
Accumulated other comprehensive loss                                      $     0          $            0
                                                                  --------------          --------------
Total Stockholders' Equity                                        $     (475,454)          $    (440,875)
                                                                  --------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       12,548             $       231
                                                                  ==============          ==============

           See accompanying notes to unaudited financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                             AS OF MARCH 31, 2010
                                 (UNAUDITED)

                                           Three             Three              Nine              Nine
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Mar 31, 2010      Mar 31, 2009      Mar 31, 2010      Mar 31, 2009
REVENUE                                         9,623            12,500            34,623            37,500
Interest Received                                   0                 0                 0                 0
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
Gross Profit                                    9,623            12,500            34,623            37,500
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         1,400             1,400            10,400            11,200
Banking                                           224               184               692               716
Capital raising costs                               0            60,753                 0            60,753
Consulting fees                                     0                 0            20,000                 0
Corporate administration                        1,482             1,194             3,163             2,958
Corporate promotion                             1,183                 0             1,450               434
Directors fees                                      0                 0            30,000                 0
Engineering                                     6,604                 0            16,604               305
Officers management fee                        34,481            14,354            99,189            47,570
Office expenses, rent, utilities                  802               463             2,545             1,220
Patent attorney                                (3,802)           12,460             5,000            15,490
Travel                                             63                57               158               157
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 42,437            90,865           189,201           140,803
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (32,814)    $      (78,365)   $      (154,578)   $      (103,303)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0        $        0         $       0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (32,814)    $      (78,365)   $      (154,578)   $      (103,303)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           74,668,137        60,737,479        73,168,137        59,563,067
outstanding during the period
                                      ===============    ===============    ===============    ===============
Net Profit/(Loss) per common share      $        (0.00)    $        (0.00)    $        (0.00)    $        (0.00)
and equivalents
                                      ===============    ===============    ===============    ===============

           See accompanying notes to unaudited financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
                             AS OF MARCH 31, 2010
                                 (UNAUDITED)

                                                                             Nine                Nine
                                                                            months              months
                                                                            ending              ending
                                                                         Mar 31, 2010         Mar 31, 2009
Cash flows from operating activities:
Net Profit/(Loss)                                                            (154,578)            (103,303)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                   0                   0
    Compensatory stock issuances - directors                                   30,000                   0
    Compensatory stock issuances - consultants                                 30,000                   0
    Compensatory investment transfer                                                0              60,753

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                          0              (29,353)

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                 (29,762)              6,728
        Related party payables                                               111,280              40,498
        Loans and Advances                                                         0                   0
        Unearned licence fees                                                (34,623)             (37,500)
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating          106,895              41,126
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                         (47,683)             (62,177)
                                                                      --------------       --------------
Net Cash flow from investing activities:
                                                                      --------------      --------------
Net cash provided by (used in) investing activities                                 0                   0
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                            0              (7,792)
    Equity for debt swap                                                           0                   0
    Proceeds from issuance of common stock, net                                60,000              70,753
    Funds received pending issue of shares                                          0                   0
                                                                      --------------       --------------
Net cash from financing activities                                             60,000              62,961
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                12,317                 784
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  231                 640
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     12,548               1,424
                                                                      ==============       ==============

           See accompanying notes to unaudited financial statements.

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles used in the United States and with the rules and regulations of the United States Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

The functional currency of the company is the United States dollar. The unaudited financial statements are expressed in United States dollars. It is management's opinion that any material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2009.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, No. 128, "Earnings per Share".

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists,
(ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue is recognized on an accrual basis as earned under contract or license agreements. License fees are taken up in the period they become due. Revenue from ongoing royalties is taken up on an accrual basis in the period it is earned and invoiced.

In accordance with US GAAP, license fees from the agreements the Company has with Edwin Chan was taken up on an accrual basis over the term of the agreement. The agreement expired on March 10, 2010.

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                             AS OF MARCH 31, 2010
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,602,591 at March 31, 2010 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

During the three month period ended March 31, 2010, the Company issued 2,500,000 shares of common stock and as a result has taken up Common Stock of $250 and Additional Paid-In Capital of $49,750.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2010 and the Form 10-K for the fiscal year ended June 30, 2009.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenue and Gross profit in the three month period ended March 31, 2010 was $9,623. In the corresponding three month period ended March 31, 2009 revenue and gross profit was $12,500.

The Company had a net loss of $32,814 in the three month period ended March 31, 2010 compared to a net loss of $78,365 in the three month period ended March 31, 2009. Expenses decreased from $90,864 in the three months ended March 31, 2009 to $42,437 in the three months ended March 31, 2010 because of decreased capital raising and patent attorney costs, but after increased management fees and engineering costs.

There was no foreign currency translation gain or loss for the three months ended March 31, 2010 or for the three month period ended March 31, 2009. As a result, the Company recorded a comprehensive loss of $32,814 for the three month period ended March 31, 2010 compared to a comprehensive loss of $78,365 for the three month period ended March 31, 2009.


NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

Revenue and Gross profit in the nine month period ended March 31, 2010 was $34,623. In the corresponding nine month period ended March 31, 2009 revenue and gross profit were also $37,500.

The Company had a net loss of $154,578 in the nine month period ended March 31, 2010 compared to a net loss of $103,303 in the nine month period ended March 31, 2009. Expenses increased from $140,803 in the nine months ended March 31, 2009 to $189,201 in the nine months ended March 31, 2010 because of consulting fees, directors fees, engineering costs and increased management fees.

There was no foreign currency translation gain or loss for the nine months ended March 31, 2010 or for the nine month period ended March 31, 2009. As a result, the Company recorded a comprehensive loss of $154,578 for the nine month period ended March 31, 2010 compared to a comprehensive loss of $103,303 for the nine month period ended March 31, 2009


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $231 at July 1, 2009, to $12,548 at March 31, 2010.

The Company incurred a net loss of $154,578 from operating activities for the period July 1, 2009 to March 31, 2010 primarily due to consulting fees, directors fees and management fees.

The Company's revenue of $34,623 in the nine months ending March 31, 2010 resulted from the allocation of revenue from the Chan licensing agreement previously taken up as unearned license fees and hence no funds were received by the Company. Similarly, in the nine month period ending March 31, 2009, the Company's revenue of $37,500 resulted from the allocation of revenue from the Chan licensing agreement previously taken up as unearned license fees.

The cash flow of the Company from financing activities for the nine months ending March 31, 2010 was from the issuance of common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2010, the Company has issued 2,500,000 shares of common stock that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The funds received from the issue of securities will be used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following report on Form 8-K was filed during the last quarter:

(1) 8-K filed January 25, 2010 reporting:
    (1) The Company has received notification from IP Australia, the patent office of the Australian Government, that the company's SafeCell patent has been granted and that the patent was sealed on January 14, 2010; the term of the patent is 20 years from July 27, 2006.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            05/11/2010





By:    /s/
Ronald J. Chapman             Director                           05/11/2010





By:    /s/
Philip A.  Shiels             Director                           05/11/2010





By:    /s/
Graham O. Chappell            Director                           05/11/2010







</SEC-DOCUMENT>

</SEC-DOCUMENT>