Form 10-K/A
period 2009-06-30
ASI ENTERTAINMENT INC
filed 2010-06-25
CIK 1067873

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
           FORM TYPE:                   10-K/A
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

                                FORM 10-K/A
(Mark One)
[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

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

Indicate by check mark if there is no disclosure of delinquent files in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                                                                         [X]

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

Documents incorporated by reference         None

EXPLANATORY NOTE

The Company is filing this Amendment No 1. to its Annual Report on Form 10-K for the year ended June 30, 2009 as filed with the Securities and Exchange Commission on September 28, 2009 (the "Original Filing").

We are filing this Amendment No.1 to:
  * Provide additional information on license agreements the Company has entered into. These details are set out in Item 1. Business, Item 7. Management's Discussion And Analysis Or Plan Of Operation, and under
     Note 1. Organization, Operations And Summary Of Significant Accounting Policies - License Agreements.
     Reference to License Agreements is also made under Note 1. Products and Services.
  * Restatement of financial statements to:
        * Reflect adjustment to revenues and assets as set out in Note 6 - Restatement Of Financial Statements.
        * Incorporate 2008 comparative figures in the balance sheet.
        * Identify Related License Fees, Related Parties Receivables and Officers Management Fee.
        * Amend the Cash flow statement to delete "Issuance of stock for debt retirement" and adjust "Increase/(decrease) in amount due to related parties".
  * Incorporate an amended audit report including reference to the 2008 balance sheet and reference to restatement of financials as referred to in Note 6.
  * Expand the description of the Company's Revenue Recognition policy under
     Note 1.
  * Added in Note 1. that the Company has no outstanding stock options and therefore reference to APB Opinion 25 has been deleted.
  * Included additional detail in Note 2. Related Party Transactions.
  * Under Item 1. Description of Business, noted that the Company had not carried out any research and development.
  * Amended Item 7. Management's  Discussion And Analysis Or Plan Of
     Operation to:
        * Amend management comments on Results And Plan Of Operations to reflect changes to the financial statements.
        * Add a Revenue Recognition section.
  * Included additional detail in Item 13. Certain Relationships And Related Transactions And Director Independence.
  * Going Concern Question under Item 7 has been expanded to include reference to the Audit Report referring to Note 5. Going Concern.
  * Additional language has been added to Item 9A. Controls and Procedures.
  * Additional language in Certificates of the Chief Executive Officer and Chief Financial Officer included in Exhibits 31.1 and 31.2.

Updated Certifications under Sections 302 and 906 of the Sarbanes-Oxley Act 2002 are also included in this Amendment.

Except as stated above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update the disclosures in the Original Filing in any way.

10-K/A


PART I.......................................................................3

ITEM 1. DESCRIPTION OF BUSINESS..............................................3

ITEM 2. DESCRIPTION OF PROPERTY..............................................7

ITEM 3. LEGAL PROCEEDINGS....................................................7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

PART II......................................................................8

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............8

ITEM 6. SELECTED FINANCIAL DATA..............................................9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE........................................................14

PART III....................................................................16

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .......................16

ITEM 11. EXECUTIVE COMPENSATION.............................................18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....19

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE................................................................21

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................22

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K...................................22


PART I.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K/A INCLUDES "FORWARD-LOOKING STATEMENTS" AS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION. THESE STATEMENTS MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD- LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "COULD", "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND" OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY BE INCORRECT. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.


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

The Company plans to distribute SafeCell via its existing licencees. The Company has the following marketing arrangements in place:
  a. Edwin Chan for marketing SafeCell in Eastern (excluding the People's Republic of China), Southern and South East Asia.
     Material terms:
     i)   Date of agreement -
                             - March 10, 2008
     ii)  Edwin Chan was granted the right to market SafeCell in Eastern
           Asia (excluding the People's Republic of China), South Eastern Asia and Southern Asia.
     iii) Term -
                - 2 years
     iv)  License fee -
                       - US$100,000 was due and payable on March 10, 2008 and has been taken up as an accrual over the term of the agreement. Payment was received in cash in June 2008.
     v) Edwin Chan will receive commission of 25% of the revenue received by the Company from the sale of any equipment hardware and 25% of the net revenue received by the Company from communication services generated from the SafeCell system.
  b. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.
     Material terms:
     i)   Date of agreement -
                             - May 29, 2008
     ii)  Term -
                - ongoing
     iii) License fee -
                       - not applicable
     iv) As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v) ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi) ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ.
     vii) Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii) The agreement was originally non exclusive but subsequently changed to exclusive. ASIQ undertook to meet all liabilities to Mr Edwin Chan under the license agreement detailed in a. above, until its expiry.
  c. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:

     i) Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii)  Date of agreement -
                             - June 18, 2008
     iii) Term -
                - as long as SafeCell/PicoBlue product is commercially viable.
     iv)  License fee -
                       - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30, 2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. shares of common stock.
     v) The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.
     vi) The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii) The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii) ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue.


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

The Company has not carried out any research and development in the last two years.

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


LICENSE AGREEMENTS

The Company has the following marketing arrangements in place:

  a. Edwin Chan for marketing SafeCell in Eastern (excluding the People's Republic of China), Southern and South East Asia.
     Material terms:
     i)   Date of agreement -
                             - March 10, 2008
     ii)  Edwin Chan was granted the right to market SafeCell in Eastern
           Asia (excluding the People's Republic of China), South Eastern Asia and Southern Asia.
     iii) Term -
                - 2 years
     iv)  License fee -
                       - US$100,000 was due and payable on March 10, 2008 and has been taken up as an accrual over the term of the agreement. Payment was received in cash in June 2008.
     v) Edwin Chan will receive commission of 25% of the revenue received by the Company from the sale of any equipment hardware and 25% of the net revenue received by the Company from communication services generated from the SafeCell system.

  b. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.
     Material terms:
     i)   Date of agreement -
                             - May 29, 2008
     ii)  Term -
                - ongoing
     iii) License fee -
                       - not applicable
     iv) As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v) ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi) ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ. No royalties were received in the year ended June 30, 2009.
     vii) Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii) The agreement was originally non exclusive but subsequently changed to exclusive. ASIQ undertook to meet all liabilities to Mr

           Edwin Chan under the license agreement detailed in a. above, until its expiry.

  c. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i) Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii)  Date of agreement -
                             - June 18, 2008
     iii) Term -
                - as long as SafeCell/PicoBlue product is commercially viable.
     iv)  License fee -
                       - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30,2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. common stock.
     v) The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.
     vi) The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii) The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii) ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. . No royalties were received in the year ended June 30, 2009.


RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2009 of $8,413,389 . Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell Technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations. The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2009 COMPARED WITH YEAR ENDED JUNE 30, 2008

The Company took up revenue from license fees for the year ending June 30, 2009 of $50,000 , compared to revenue from license fees of $215,377 the year ended June 30, 2008.

Expenses increased from $325,603 for the twelve month period ending
June 30, 2008 to $361,149 for the twelve month period ending June 30,
2009.  Operating expenses for the twelve month period ending June 30,
2009 decreased due to lower engineering expenses, and management fees. $200,000 of the revenue recorded in the year ended June 30, 2008 included license fee, payment of which was satisfied by the issue of 400,000 shares (approximately 1% of the issued capital) in the Company's former subsidiary,
ASIQ Limited.   ASIQ shares with a book value of  $65,753 were
transferred as an incentive to investors in the Company, which has been taken up as a capital raising cost. The book value of the balance of the ASIQ Limited shares ($134,247) was written off and included in the loss for the year ended June 30, 2009.

Despite the decreased expenses, because of the decreased revenue, the net losses increased from $110,226 in the twelve month period ending June
30, 2008, to $311,149 for the twelve month period ending June 30, 2009.

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

The Company had a net loss of $311,149 from operating activities for the period July 1, 2008 to June 30, 2009, primarily consisting of management fees, patent attorney expenses and capital raising costs, write down of assets . The Company's revenue for the twelve months ending June 30, 2009 was $50,000 , compared to $215,377 in the twelve month period to June 30, 2008. The net loss from operating activities for such period was greater than the net loss from operating activities for the period July 1, 2007 to June 30, 2008 primarily as a result of the decreased licensing revenue and increased capital raising costs and write down of assets , but after reduced management fees and engineering costs.

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


GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. As noted in the auditor's report included in this 10-K/A, "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.".

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

                          ASI ENTERTAINMENT, INC.
                     Consolidated Financial Statements



                             TABLE OF CONTENTS



                                                                  Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheet                                    F-2
     Consolidated statement of income and comprehensive income     F-3
     Consolidated statement of stockholders' equity                F-4
     Consolidated statement of cash flows                          F-5
     Notes to consolidated financial statements              F-6, F-13

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

          Report of Independent Registered Public Accounting Firm

To the Board of Directors
ASI Entertainment, Inc.
Melbourne, Vic., 3000,
Australia

I have audited the accompanying consolidated balance sheets of ASI Entertainment, Inc., as of June 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, Stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 6 to the financial statements, investments were overstated and unearned license fees were understated resulting in overstatement in assets and understatement in previously reported liabilities as of June 30, 2009 which were restated during the current year.


Larry O'Donnell, CPA, P.C.
September 25, 2009
Aurora, Colorado

                          ASI ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
         For the Years Ended JUNE 30, 2008 and JUNE 30, 2009

                                                 2008            2009
                                              -----------          -----------
                  ASSETS

Current Assets
  Cash                                     $          640   $          231
  Related receivables                      $      200,000   $            0
                                           --------------   --------------
     Total Current Assets                  $      200,640   $          231
                                           --------------   --------------
Total Assets                                $      200,640   $          231
                                           ==============   ==============

   LIABILITIES AND SHARHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses     $       34,135    $      50,512
  Related party payables                              844          127,160
  Due to related parties                          381,293           81,916
  Sundry creditors                          $     146,895   $      146,895
  Unearned license fees                            84,622           34,623
                                           --------------   --------------
     Total Current Liabilities                   647,789          441,106
                                           --------------   --------------
Total Liabilities                           $      647,789   $      441,106
                                           --------------   --------------

Stockholders' Equity
  Preferred stock $0.0001 par value;
     20,000,000 shares authorized;
     none issued and outstanding

  Common stock, $0.0001 par value;
     100,000,000  shares authorized;
2009: 69,918,137 shares issued and
     69,918,137 outstanding
2008: 58,213,654 shares issued and
     58,213,654 outstanding                $        5,822   $        6,992

  Additional paid-in capital               $    7,683,897   $    8,000,150
  Treasury stock - par value (50,000
  shares)                                   $          (5)   $          (5)
  Accumulated deficit                       $  (8,136,863)   $  (8,448,012)
  Accumulated other comprehensive loss      $            -   $            -
                                           --------------   --------------
Total Stockholders' Equity                  $    (447,149)   $    (440,875)
                                           --------------   --------------
Total Liabilities and Stockholders' Equity  $      200,640       $      231
                                           ==============   ==============

                          ASI ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the Years Ended JUNE 30, 2008 and JUNE 30, 2009


                                                  2008            2009
                                               -----------     -----------
Sales, net                                    $        -      $        -
Licence Fees                                   $  15,377          50,000
Licence Fees -
            - related parties                   200,000
Cost of Sales                                          -              -
                                             -----------     -----------
Gross Margin                                     215,377          50,000

Selling, general and administrative expenses      144,494         113,212
Officers management fee                          181,109         113,690

                                             -----------     -----------

Loss from operations                            (110,226)       (176,902)

Other income (expense)
     Interest income                                  -              -
     Interest expense                                 -              -
     Asset write down                                          (134,247)
                                             -----------     -----------

Income (loss) before provision for income
taxes                                           (110,226)       (311,149)

Provision for income tax                               -              -

Net income (loss)                               (110,226)       (311,149)

Other comprehensive income (loss) - net of
tax
Foreign currency translation gains (losses)             -              -
                                             -----------     -----------

Comprehensive profit (loss)                  $  (110,226)     $(311,149)
                                             ===========     ===========

Net income (loss) per share
(Basic and fully diluted)                       $     (0.00)    $     (0.01)
                                             ===========     ===========
Weighted average number of
common shares outstanding                     57,293,809      61,634,081
                                             ===========     ===========









The accompanying notes are an integral part of the consolidated financial statements.

                          ASI ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the Years Ended JUNE 30, 2008 and JUNE 30, 2009


                                                                                                        Accum.Other      Stock
                                            Common Stock          Paid In      Treasury      Accum.       Compre.       holders'
                                         Shares      Amount      Capital       Stock       Deficit     Income/Loss      Equity
Balances at June 30, 2007              55,276,429  $    5,528   $7,633,763    $     (5) $(8,026,637)   $        -    $  (387,353)

Issuance of stock for cash              2,098,336         210       35,120                                                35,329

Issuance of stock for debt retirement      838,889          84       15,016                                                15,100

Net gain (loss) for the year
    ended June 30, 2008                                                                    (110,226)                    (110,226)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2008              58,213,654  $    5,822   $7,683,897    $     (5) $(8,136,863)   $        -    $  (447,148)

Issuance of stock for cash              3,371,150         336       67,086                                                67,424

Issuance of stock for debt retirement    8,333,333         833      249,167                                               250,000

Net gain (loss) for the year
    ended June 30, 2009                                                                    (361,149)                    (311,149)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2009              69,918,137  $    6,991   $8,000,150    $     (5) $(8,448,012)   $        -    $  (440,875)
                                       ==========  ==========    =========  ==========  ===========   ===========   ============


                          ASI ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Years Ended JUNE 30, 2008 and JUNE 30, 2009

                                                                  2008                       2009
                                                            ------------------         ------------------
Cash Flows from Operating Activities:
    Net income/(loss)                                   $   (110,226)              $   (311,149)

    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
                Compensatory investment transfer                     -                     65,753
                Other Receivables                            75,000                      -
                Related parties receivables                (200,000)                     -
                Accounts payable and accrued
                expenses                                        15,244                     16,378
                Related party payables                      (10,791)                   126,316
                Asset write down                                  0                    134,247
                Unearned license fees                        84,623                    (50,000)
                                                        --------------             --------------
                Net cash provided by (used for)
                operating activities                          (146,150)                   (18,455)
                                                        --------------             --------------

Cash Flows from investing activities:

                                                        --------------             --------------
                Net cash provided by (used in)
                investing activities                                -                          -
                                                        --------------             --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related
    parties                                                    110,760                    (49,377)
    Issuance of common stock                                     30,046                     67,423
                                                        --------------             --------------
            Net cash provided by (used for)
            financing activities                               140,806                     18,046
                                                        --------------             --------------

Effect of exchange rate changes on cash                              -                         -
                                                        --------------             --------------

Net Increase/(Decrease) in cash                                 (5,344)                      (409)

CASH AT THE BEGINNING OF THE PERIOD                              5,984                       640
                                                        --------------             --------------

CASH AT THE END OF THE PERIOD                           $          640             $          231
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

At June 30, 2009 the Company had net operating loss carryforwards of approximately $3,400,000 for U.S. tax purposes which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $1,120,000. The change in the valuation allowance for U.S. tax purposes in 2009 was $40,000.

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


Revenue is recognized on an accrual basis as earned under contract or license agreements. License fees are taken up in the period they become due.
Revenue from ongoing royalties is taken up on an accrual basis in the period it is earned and invoiced.
In accordance with US GAAP, license fees from the agreements the Company has with Edwin Chan and ASIQ were taken up in the periods the agreements were signed and the fees became payable. Future revenue will be taken up in the period it is earned.,

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Products and services, and geographic areas

Company sales will be derived from royalty and license fees from the Company's technology. The technology is being marketed internationally under agreements as detailed under ITEM 1. BUSINESS above. To date, the Company has received two license fees, but has not received any ongoing royalty income.

Stock Options

The Company has no outstanding stock options.

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

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


License Agreements

The Company has the following marketing arrangements in place:

  a. Edwin Chan for marketing SafeCell in Eastern (excluding the People's Republic of China), Southern and South East Asia.
     Material terms:
     i.   Date of agreement -
                             - March 10, 2008
     ii.  Edwin Chan was granted the right to market SafeCell in Eastern
           Asia (excluding the People's Republic of China), South Eastern Asia and Southern Asia.
     iii. Term -
                - 2 years
     iv.  License fee -
                       - US$100,000 was due and payable on March 10, 2008 and has been taken up as an accrual over the term of the agreement. Payment was received in cash in June 2008.
     v. Edwin Chan will receive commission of 25% of the revenue received by the Company from the sale of any equipment hardware and 25% of the net revenue received by the Company from communication services generated from the SafeCell system.

  b. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.
     Material terms:
     i.   Date of agreement -
                             - May 29, 2008
     ii.  Term -
                - ongoing
     iii. License fee -
                       - not applicable
     iv. As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v. ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi. ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ. No royalties were received in the year ended June 30, 2009.
     vii. Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii. The agreement was originally non exclusive but subsequently changed to exclusive. ASIQ undertook to meet all liabilities to Mr Edwin Chan under the license agreement detailed in a. above, until its expiry.

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  c. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i. Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii.  Date of agreement -
                             - June 18, 2008
     iii. Term -
                 - as long as SafeCell/PicoBlue product is commercially viable.
     iv.  License fee -
                       - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30,2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. common stock.
     v. The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.
     vi. The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii. The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii. ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. . No royalties were received in the year ended June 30, 2009.


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2009 the Company owed officers, directors, and related parties $209,076, made up of "related party payables" of $127,160 and amounts "due to related parties" of $81,916.

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

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 6.  RESTATEMENT OF FINANCIAL STATEMENTS

2009

The net loss for 2009 was originally $226,902, while the 2009 restated loss is reported as $311,149, an increase of $84,247. This is due to a write down in investments of $134,247, and an increased revenue from the amortization of deferred revenue $50,000.

On the 2009 balance sheet, the restatement resulted in the decrease in total assets of $134,247, and an increase in unearned license fees of $34,623.

The basic and diluted loss per share increased from the previously reported $0.00 per share to $0.01 per share for the year ended June 30, 2009.

2008

The net loss for 2008 was originally $25,603, while the 2008 restated loss is reported as $110,226 an increase of $84,623. This is due to a deferral of revenue of a license agreement of $100,000, net of amortization of deferred revenue $15,377.

On the 2008 balance sheet, the restatement resulted in an increase in unearned license fees of $84,622.

The basic and diluted loss per share increased from the previously reported $0.00 per share to $0.00 per share for the year ended June 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable


ITEM 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Security Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer and President, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2009.

Based on this evaluation, the Chief Executive Officer / Chief Financial Officer and President concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2009, management preformed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President, an evaluation of the effectiveness of our disclosures controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer and President concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial policies and procedures that:

*pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
*provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

*provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that a material weakness exists in the internal controls as of June 30, 2009.

Material weaknesses in the Company's internal controls exists in that there is
(1) limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements, and (2) a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors. These material weaknesses may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of September 25, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control
-
- Integrated Framework issued by the COSO.

This annual report does not include any attestation report of the company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however as weaknesses were identified subsequent to the report, the company plans to take steps to rectify these weaknesses in the future.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .

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

Barry Chapman, CEO and 50% shareholder of Chapman Reid is sibling of Ron Chapman. Barry Chapman also owns 278,612 shares in ASI Entertainment (0.4%) and 278,612 shares in ASIQ Limited (0.9%).

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


/s/ Ronald J. Chapman                    Director                  09/25/09
- - - - --------------------------------
     Ronald J. Chapman


/s/ Graham O. Chappell                   Director                  09/25/09
- - - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                     Director                  09/25/09
- - - - --------------------------------
     Philip A.  Shiels

                               CERTIFICATIONS
EX-31.1   CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this annual report on Form 10-K/A of ASI Entertainment, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 23, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Executive Officer

EX-31.2 CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this annual report on Form 10-K/A of ASI Entertainment, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 23, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                         CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K/A for the period ending June 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
June 23, 2010




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

                         CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K/A for the period ending June 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
June 23, 2010

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>