Form 10-Q/A
period 2009-09-30
ASI ENTERTAINMENT INC
filed 2010-07-14
CIK 1067873

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

     FILING VALUES:
           FORM TYPE:                   10-Q/A
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

                                 FORM 10-Q/A
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2009
                                     or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,418,137


EXPLANATORY NOTE

The Company is filing this Amendment No 1. to its Quarterly Report on Form 10-Q for the three months ended September 30, 2009 as filed with the Securities and Exchange Commission on November 19, 2009 (the "Original Filing").

We are filing this Amendment No.1 to:
  * Restate financial statements to reflect adjustment to revenues and assets as set out in Note 4 - Restatement Of Financial Statements.
  * Amended Item 7. Management's Discussion And Analysis Or Plan Of Operation to amend management comments to reflect changes to the financial statements.
  * Additional language has been added to Item 4. Controls and Procedures.

Updated Certifications under Sections 302 and 906 of the Sarbanes-Oxley Act 2002 are also included in this Amendment.

Except as stated above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update the disclosures in the Original Filing in any way.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES


                                 FORM 10-Q/A

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

ITEM 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

CERTIFICATIONS...............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2009


                                               September 30,    June 30, 2009
                                                        2009     (AUDITED)
                                                 (UNAUDITED)    (RESTATED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                               4,121             231
                                              --------------  --------------
Total Current Assets                                    4,121             231
                                              --------------  --------------

                                              --------------  --------------
TOTAL ASSETS                                           4,121             231
                                              ==============  ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                  38,240          50,512
Related party payables                                178,989         127,160
Due to related parties                                 81,916          81,916
Advances                                             146,895         146,895
Unearned license fees                                  22,124          34,623
                                              --------------  --------------
Total Liabilities                                    468,164         441,106
                                              --------------  --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value, 20,000,000   $            0  $            0
shares authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000    $        7,342  $        6,992
 shares authorized, 73,418,137 shares issued and outstanding

Additional paid-in capital                     $    8,069,800  $    8,000,150
Treasury stock -
              - par value (50,000 shares)      $       (   5)  $       (   5)
Accumulated deficit                             $  (8,541,180)  $  (8,448,012)
Accumulated other comprehensive loss           $            0  $            0
                                              --------------  --------------
Total Stockholders' Equity                      $    (464,043)  $    (440,875)
                                              --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       4,121   $         231
                                              ==============  ==============


    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)

                                           Three             Three
                                           months            months
                                           ending            ending
                                        Sep 30, 2009      Sep 30, 2008
REVENUE                                             0                 0
License fees                                   12,500            12,500
Interest Received                                   0                 0
Cost of Sales                                       0                 0
                                       --------------     --------------
                                       --------------     --------------
Gross Profit                                   12,500            12,500
                                       --------------     --------------
EXPENSES:
Accounting and auditing                         7,600             8,400
Banking                                           211               338
Consulting fees                                20,000                 0
Corporate administration                          150               748
Corporate promotion                                 0               434
Engineering                                    10,000                 0
Directors fees                                 30,000                 0
Officer's Management fee                       31,216            18,727
Office expenses, rent, utilities                  496               576
Patent attorney                                 5,900             3,030
Travel                                             95               100
                                      ---------------    ---------------
Total Expenses                                105,668            32,353
                                      ---------------    ---------------
Net Profit/(Loss)                       $     (93,168)    $      (19,853)
                                       ==============     ==============
Foreign Currency Translation                $       0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------
Comprehensive Profit/(Loss)            $      (93,168)    $      (19,853)
                                      ===============    ===============
Weighted average number of shares           71,418,137        58,388,654
outstanding during the period
                                      ===============    ===============
Net Profit/(Loss) per common share       $       (0.00)    $        (0.00)
and equivalents
                                      ===============    ===============


    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)

                                                                            Three               Three
                                                                            months              months
                                                                            ending              ending
                                                                         Sep 30, 2009         Sep 30, 2008
Cash flows from operating activities:
Net Profit/(Loss)                                                             (93,168)             (19,853)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Compensatory stock issuances - directors                                   30,000                   0
    Compensatory stock issuances - consultants                                 30,000                   0

Changes in operating assets and liabilities:
    Increase/(decrease) in:
        Accounts payable and accrued expenses                                 (12,272)              2,252
        Related party payables                                                51,830              20,585
        Unearned licencs fees                                                (12,500)             (12,500)
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           87,058              10,337
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                          (6,110)              (9,516)
                                                                      --------------       --------------
Net Cash flow from investing activities:
                                                                      --------------      --------------
Net cash provided by (used in) investing activities                                 0                   0
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                            0               3,678
    Equity for debt swap                                                           0                   0
    Proceeds from issuance of common stock, net                                10,000               7,000
                                                                      --------------       --------------
Net cash from financing activities                                             10,000              10,678
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                 3,890               1,162
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  231                 640
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      4,121               1,802
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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-K/A for the year ended June 30, 2009.

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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately 8,541,180 at September 30, 2009 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

NOTE 4. RESTATEMENT OF FINANCIAL STATEMENTS

The net loss for the three months ended September 30, 2009 was originally $105,668, while the restated loss is reported as $93,168, a decrease of $12,500 due to revenue from the amortization of deferred revenue. The net loss for the three months ended September 30, 2008 was originally $32,353, while the restated loss for the three months ended September 30, 2008 is reported as $19,853, a decrease of $12,500 due to revenue from amortization of deferred revenue.

The restatement of the June 30, 2009 balance sheet resulted in the decrease in total assets of $134,247, and an increase in unearned license fees of $34,623. On the September 30, 2009 balance sheet, the restatement resulted in the decrease in total assets of $134,247, and an increase in unearned license fees of $22,124. Accounts payable and accrued expenses and related party payables in the September 30, 2009 balance sheet have been amended from $58,240 and $158,989 respectively to $38,240 and $178,989 respectively.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This quarterly report on form 10-Q/A includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward- looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "could", "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect. Actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended September 30, 2009 and the Form 10-K/A for the fiscal year ended June 30, 2009.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

In the three month period ended September 30, 2009, the Company recorded revenue of $12,500 from license fees, and a gross profit of $12,500. In the corresponding three month period ended September 30, 2008, the Company recorded revenue of $12,500 from license fees, and a gross profit of $12,500.

The Company had a net loss of $93,168 in the three month period ended
September 30, 2009 compared to a net loss of $19,853 in the three month period ended September 30, 2008. Expenses increased from $32,353 in the three months ended September 30, 2008 to $105,668 in the three months ended September 30, 2009 because of consulting fees, directors fees, engineering costs and officers management fees .

There was no foreign currency translation gain or loss for the three months ended September 30, 2009 or for the three month period ended September 30, 2008. As a result, the Company recorded a comprehensive loss of $93,168 for the three month period ended September 30, 2009 compared to a comprehensive loss of $19,853 for the three month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $231 at July 1, 2009, to $4,121 at September 30, 2009.

The Company incurred a net loss of $93,168 from operating activities for the period July 1, 2009 to September 30, 2009 primarily due to consulting fees, officers management fees, directors fees and engineering costs .

 The Company received revenue of $12,500 in the three months ending
September 30, 2008 and $12,500 in the three month period ending September 30, 2009.

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

Our management, including the Company's Chief Executive Officer/Principal Financial Officer, and the Company's President, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined In Rule 13a- 15(e) and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that, as of September, 30, 2009, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of September 30,

2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30 2009. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            11/18/2009





By:    /s/
Ronald J. Chapman             Director                           11/18/2009





By:    /s/
Philip A.  Shiels             Director                           11/18/2009





By:    /s/
Graham O. Chappell            Director                           11/18/2009







</SEC-DOCUMENT>

CERTIFICATIONS
EX-31.1   CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of ASI Entertainment, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: July 13, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Executive Officer

EX-31.2 CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of ASI Entertainment, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: July 13, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q/A for the period ending September 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
July 13, 2010

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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q/A for the period ending September 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
July 13, 2010

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]



</SEC-DOCUMENT>