Form 10-Q/A
period 2009-12-31
ASI ENTERTAINMENT INC
filed 2010-07-14
CIK 1067873

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,418,137


EXPLANATORY NOTE

The Company is filing this Amendment No 1. to its Quarterly Report on Form 10-Q for the six months ended December 31, 2009 as filed with the Securities and Exchange Commission on February 11, 2010 (the "Original Filing").

We are filing this Amendment No.1 to:
  * Restate financial statements to reflect adjustment to revenues and assets as set out in Note 4 - Restatement Of Financial Statements.
  * Amend Item 7. Management's Discussion And Analysis Or Plan Of Operation to amend management comments to reflect changes to the financial statements.
  * Additional language has been added to Item 4. Controls and Procedures.

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

ITEM 6. Exhibits and Reports on Form 8-K.....................................10

SIGNATURES...................................................................11

CERTIFICATIONS...............................................................12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2009


ASSETS                                         DECEMBER 31,      June 30, 2009
                                                   2009            (AUDITED)
                                               (UNAUDITED)       (RESTATED)

CURRENT ASSETS
Cash and cash equivalents                            10,603              231
Related receivables                                       0                0
                                             --------------   --------------
Total Current Assets                                 10,603              231
                                             --------------   --------------

                                             --------------   --------------
TOTAL ASSETS                                         10,603              231
                                             ==============   ==============

LIABILITIES AND SHARHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                40,063           50,512
Related party payables                              201,348          127,160
Due to related parties                               81,916           81,916
Sundary Creditors                                   146,895          146,895
Stock subscription payable                           23,397                0
Unearned license fees                                 9,623           34,623
                                             --------------   --------------
Total Liabilities                                   503,242          441,106
                                             --------------   --------------

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value,            $            0   $            0
20,000,000 shares authorized, non issued and outstanding

Common stock, $0.0001 par value, 100,000,000  $        7,342   $        6,992
 shares authorized, 73,418,137 shares issued and outstanding

Additional paid-in capital                   $    8,069,800   $    8,000,150
Treasury stock -
              - par value (50,000 shares)    $        (   5)  $        (   5)
Accumulated deficit                          $   (8,569,776)  $   (8,448,012)
Accumulated other comprehensive loss          $            0   $            0
                                             --------------   --------------
Total Stockholders' Equity                   $     (492,639)  $     (440,875)
                                             --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      (10,603)  $          231
                                             ==============   ==============


    See accompanying notes to unaudited consolidated financial statements.

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                           AS OF DECEMBER 31, 2009
                                 (UNAUDITED)

                                           Three             Three              Six               Six
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Dec 31, 2009      Dec 31, 2008      Dec 31, 2009      Dec 31, 2008
REVENUE                                             0                 0                 0                 0
License fees                                   12,500            12,500            25,000            25,000
Interest Received                                   0                 0                 0                 0
Cost of Sales                                       0                 0                 0                 0
                                       --------------     --------------     --------------     --------------
                                       --------------     --------------     --------------     --------------
Gross Profit                                   12,500            12,500            25,000            25,000
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         1,400             1,400             9,000             9,800
Banking                                           258               194               469               532
Consulting fees                                     0                 0            20,000                 0
Corporate administration                        1,531             1,016             1,681             1,764
Corporate promotion                               267                 0               267               434
Directors fees                                      0                 0            30,000                 0
Engineering                                         0                 0            10,000                 0
Officers management fee                        33,491            14,490            64,707            33,217
Office expenses, rent, utilities                1,247               486             1,743             1,062
Patent attorney                                 2,902                 0             8,802             3,030
Travel                                              0                 0                95               100
                                      ---------------    ---------------    ---------------    ---------------
Total Expenses                                 41,096            17,586           146,764            49,939
                                      ---------------    ---------------    ---------------    ---------------
Net Profit/(Loss)                      $      (28,596)    $       (5,086)   $      (121,764)   $      (24,939)
                                       ==============     ==============     ==============     ==============
Foreign Currency Translation                $       0        $        0         $       0        $        0
Gain/(Loss), net-of-tax
                                      ---------------    ---------------    ---------------    ---------------
Comprehensive Profit/(Loss)            $      (28,596)    $       (5,086)   $      (121,764)   $      (24,939)
                                      ===============    ===============    ===============    ===============
Weighted average number of shares           73,418,137        59,143,654        72,251,470        58,833,654
outstanding during the period
                                      ===============    ===============    ===============    ===============
Net Profit/(Loss) per common share      $        (0.00)    $        (0.00)    $        (0.00)    $        (0.00)
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

                   ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           AS OF DECEMBER 31, 2009
                                 (UNAUDITED)

                                                                             Six                 Six
                                                                            months              months
                                                                            ending              ending
                                                                         Dec 31, 2009         Dec 31, 2008
Cash flows from operating activities:
Net Profit/(Loss)                                                            (121,764)             (24,939)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Depreciation                                                                   0                   0
    Compensatory stock issuances - directors                                   30,000                   0
    Compensatory stock issuances - consultants                                 30,000                   0

Changes in operating assets and liabilities:
    (Increase)/decrease in:
        Other Receivables                                                          0                   0

    Increase/(decrease) in:
        Accounts payable and accrued expenses                                 (10,450)              28,499
        Related party payables                                                74,189                   0
        Loans and Advances                                                         0                   0
        Unearned license fees                                                (25,000)             (25,000)
                                                                      --------------       --------------
Total adjustments to reconcile net loss to cash provided by operating           98,739               3,499
activities:
                                                                      --------------       --------------
Net cash used in operating activities                                         (23,025)             (21,440)
                                                                      --------------       --------------
Net Cash flow from investing activities:
                                                                      --------------      --------------
Net cash provided by (used in) investing activities                                 0                   0
                                                                      --------------      --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties                            0              (7,792)
    Equity for debt swap                                                           0                   0
    Proceeds from issuance of common stock, net                                10,000              30,200
    Funds received pending issue of shares                                     23,397                   0
                                                                      --------------       --------------
Net cash from financing activities                                             33,397              22,408
                                                                      --------------       --------------
Effect of exchange rate changes on cash                                             0                   0
Net increase/(decrease) in cash                                                10,372                 968
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  231                 640
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     10,603               1,608
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

              ASI ENTERTAINMENT, INC. AND SUBSIDIARIES
                            NOTES TO BALANCE SHEET
                           AS OF DECEMBER 31, 2009
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,569,776 at December 31, 2009 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

NOTE 4. RESTATEMENT OF FINANCIAL STATEMENTS

The net loss for the three months ended December 31, 2009 was originally $41,096, while the restated loss is reported as $28,596, a decrease of $12,500 due to revenue from the amortization of deferred revenue. The net loss for the three months ended December 31, 2008 was originally $17,586, while the restated loss is reported as $5,086, a decrease of $12,500 due to revenue from the amortization of deferred revenue.

The net loss for the six months ended December 31, 2009 was originally $146,764, while the restated loss for the six months ended December 31, 2009 is reported as $121,764, a decrease of $25,000 due to revenue from amortization of deferred revenue. The net loss for the six months ended December 31, 2008 was originally $49,939, while the restated loss for the six months ended December 31, 2008 is reported as $24,939, a decrease of $25,000 due to revenue from amortization of deferred revenue.

The restatement of the June 30, 2009 balance sheet resulted in the decrease in total assets of $134,247, and an increase in unearned license fees of $34,623. On the December 31, 2009 balance sheet, the restatement resulted in the decrease in total assets of $134,247, and an increase in unearned license fees of $9,623.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month period ended December 31, 2009 and the Form 10-K/A for the fiscal year ended June 30, 2009.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

 In the three month period ended December 31, 2009, the Company recorded revenue of $12,500 from license fees and a gross profit of $12,500. In the corresponding three month period ended December 31, 2008, the Company recorded revenue of $12,500 from license fees and a gross profit of $12,500.

The Company had a net loss of $28,596 in the three month period ended December 31, 2009 compared to a net loss of $5,086 in the three month period ended December 31, 2008. Expenses increased from $17,586 in the three months ended December 31, 2008 to $41,096 in the three months ended December 31, 2009 because of increased officers management fees .

There was no foreign currency translation gain or loss for the three months ended December 31, 2009 or for the three month period ended December 31, 2008. As a result, the Company recorded a comprehensive loss of $28,596 for the three month period ended December 31, 2009 compared to a comprehensive loss of $5,086 for the three month period ended December 31, 2008.

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2008

In the six month period ended December 31, 2009, the Company recorded revenue of $25,000 from license fees and a gross profit of $25,000. In the corresponding six month period ended December 31, 2008, the Company recorded revenue of $25,000 from license fees and a gross profit of $25,000.

The Company had a net loss of $121,764 in the six month period ended
December 31, 2009 compared to a net loss of $24,939 in the six month period ended December 31, 2008. Expenses increased from $49,939 in the six months ended December 31, 2008 to $146,764 in the six months ended December 31, 2009 because of consulting fees, directors fees, engineering costs and increased officers management fees .

There was no foreign currency translation gain or loss for the six months ended December 31, 2009 or for the six month period ended December 31, 2008. As a result, the Company recorded a comprehensive loss of $121,764 for the six month period ended December 31, 2009 compared to a comprehensive loss of $24,939 for the six month period ended December 31, 2008.


LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents increased from $231 at July 1, 2009, to $10,603 at December 31, 2009.

The Company incurred a net loss of $121,764 from operating activities for the period July 1, 2009 to December 31, 2009 primarily due to auditing fees, consulting fees, officers management fees, directors fees and engineering costs .

The Company reported revenue of $25,000 in the six months ending December 31, 2009 and $25,000 in the six month period ending December 31, 2008.

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

Date: July 13, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q/A for the period ending December 31, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q/A for the period ending December 31, 2009, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

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