Form 10-K
period 2010-06-30
ASI ENTERTAINMENT INC
filed 2010-10-04
CIK 1067873

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

                                   For the fiscal period ended JUNE 30, 2010


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                      Outstanding at June 30, 2010

Common Stock, par value $.0001 per share    76,832,387

Documents incorporated by reference         None

10-K


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE........................................................14

PART III....................................................................16

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........................16

ITEM 11. EXECUTIVE COMPENSATION.............................................17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....18

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE................................................................20

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................21

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K...................................21


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

The Company's product is the "SafeCell" intellectual property. The SafeCell intellectual property comprises a proof of concept, an approved patent in Australia and patent applications with national filings in the U.S.A., China, and the European Union. The licensing of the intellectual property has produced two applications:

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

The Company plans to distribute SafeCell via its existing licensees. The Company has the following marketing arrangements in place:
  a. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.
     Material terms:
     i)   Date of agreement -
                             - May 29, 2008
     ii)  Term -
                - ongoing
     iii) License fee -
                       - not applicable
     iv) As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v) ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi) ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ.
     vii) Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii) The agreement was originally non exclusive but subsequently changed to exclusive
  b. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i) Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii)  Date of agreement -
                             - June 18, 2008
     iii) Term -
                - as long as SafeCell/PicoBlue product is commercially viable.
     iv)  License fee -
                       - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30, 2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. shares of common stock.
     v) The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.

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

The Company has acquired the application for an Australian patent on its "SafeCell" system and has filed an International application under the Patent Co-operation Treaty "PCT". In September 2008, the Company received notification that the International Preliminary Report on Patentability had been established. The Company has subsequently filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received notification of the approval of the Australian patent application and is awaiting outcomes from the other applications.

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


ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than the SafeCell intellectual property. The Company maintains its corporate administration office at Level 1, 45 Exhibition Street, Melbourne, Victoria, 3000, Australia.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 76,832,387 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                           Common Stock
                                                       High     Low
June 30, 2008                                           $0.05    $0.026
September 30, 2008                                      $0.045   $0.01
December 31, 2008                                       $0.03    $0.013
March 31, 2009                                          $0.03    $0.015
June 30, 2009                                           $0.07    $0.02
September 30, 2009                                      $0.045   $0.02
December 31, 2009                                       $0.025   $0.015
March 31, 2010                                          $0.08    $0.015
June 30, 2010                                           $0.065   $0.015

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

  b. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i) Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii)  Date of agreement -
                             - June 18, 2008
     iii) Term -
                - as long as SafeCell/PicoBlue product is commercially viable.
     iv)  License fee -
                       - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30,2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. common stock.
     v) The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.
     vi) The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii) The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii) ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. . No royalties were received in the year ended June 30, 2009.


RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2010 of $8,641,570. Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell Technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations. The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2010 COMPARED WITH YEAR ENDED JUNE 30, 2009

The Company took up revenue from license fees for the year ending June 30, 2010 of $34,623 , compared to revenue from license fees of $50,000 for the year ended June 30, 2009.

Expenses decreased from $361,149 for the twelve month period ending June 30, 2009 to $228,181 for the twelve month period ending June 30, 2010. Operating expenses for the twelve month period ending June 30, 2010 decreased due to lower asset write offs, capital raising and patent attorney costs, but after increased consulting expenses and directors fees. The asset write off in the year ended June 30, 2009 related to shares in the Company's former subsidiary, ASIQ Limited which had been accepted in satisfaction of a debt for a license fee. The book value of the balance of the ASIQ Limited shares ($134,247) was written off in the year ended June 30, 2009.

The Company recorded a net loss for the twelve month period ending June 30, 2010 of $193,558, compared to a loss of $311,149 for the twelve month period ending June 30, 2009

There was no foreign currency translation gain or loss for the year ended June 30, 2009 or for the year ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents increased from $231 at June 30, 2009 to $5,508 at June 30, 2010 as a result of capital raising but after operating losses.

The Company had a net loss of $193,558 from operating activities for the period July 1, 2009 to June 30, 2010, primarily consisting of officers management fees, directors and consulting fees. The Company's revenue for the twelve months ending June 30, 2010 was $34,623, compared to $50,000 in the twelve month period to June 30, 2009. The net loss from operating activities for the period July 1, 2009 to June 30, 2010 was lower than the net loss from operating activities for the period July 1, 2008 to June 30, 2009 primarily as a result of decreased licensing revenue, decreased capital raising costs and write down of assets, but after increased consulting expenses and directors fees.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2010 was from the proceeds from issue of common stock.

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


GOING CONCERN QUESTION

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. As noted in the auditor's report included in this 10-K, "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.".

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

                            June 30, 2009 & 2010

                          ASI ENTERTAINMENT, INC.
                     Consolidated Financial Statements



                             TABLE OF CONTENTS



                                                                  Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated balance sheet                                    F-2
     Consolidated statement of income and comprehensive income     F-3
     Consolidated statement of stockholders' equity                F-4
     Consolidated statement of cash flows                          F-5
     Notes to consolidated financial statements              F-6, F-12

                   Larry O'Donnell, CPA, PC
Telephone (303) 745-4545                            2228 South Fraser Street
Fax (303)369-9384                                                    Unit 1
e-mail  larryodonnelcpa@comcast.net                  Aurora, Colorado  80014
www.larryodonnellcpa.com

          Report of Independent Registered Public Accounting Firm

To the Board of Directors
ASI Entertainment, Inc.
Melbourne, Victoria, 3000
Australia

I have audited the accompanying consolidated balance sheets of ASI Entertainment, Inc., as of June 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Larry O'Donnell, CPA, P.C.
September 24, 2010
Aurora, Colorado

                          ASI ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
             For the Years Ended JUNE 30, 2009 and JUNE 30, 2010

                                                 2009            2010
                                              -----------          -----------
                  ASSETS

Current Assets
  Cash                                     $          231   $        5,508
  Related receivables                      $            0   $            0
                                           --------------   --------------
     Total Current Assets                  $          231   $        5,508
                                           --------------   --------------
Total Assets                                $          231   $        5,508
                                           ==============   ==============

   LIABILITIES AND SHARHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses     $       50,512   $       20,122
  Related party payables                          127,160          252,723
  Unearned license fees                            34,623                0
  Due to related parties                           81,916           81,916
  Sundry creditors                                146,895          146,895
                                           --------------   --------------
     Total Current Liabilities                   441,106          501,656
                                           --------------   --------------
Total Liabilities                           $      441,106   $      501,656
                                           --------------   --------------

Stockholders' Equity
  Preferred stock $0.0001 par value;
     20,000,000 shares authorized;
     none issued and outstanding

  Common stock, $0.0001 par value;
     100,000,000  shares authorized;
2010: 76,832,387 shares issued and
     76,832,387 outstanding
2009: 69,918,137 shares issued and
     69,918,137 outstanding                $        6,992    $       7,683

  Additional paid-in capital               $    8,000,150    $   8,137,744
  Treasury stock - par value (50,000
  shares)                                  $           (5)   $          (5)
  Accumulated deficit                      $   (8,448,012)   $  (8,641,570)
  Accumulated other comprehensive loss      $            -    $           -
                                           --------------   --------------
Total Stockholders' Equity                  $     (440,875)   $    (496,148)
                                           --------------   --------------
Total Liabilities and Stockholders' Equity  $          231    $       5,508
                                           ==============   ==============

                          ASI ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
             For the Years Ended JUNE 30, 2009 and JUNE 30, 2010


                                      2009          2010
                                  -----------   -----------
Sales, net                        $        -    $        -
Licence Fees                      $   50,000    $   34,623
Cost of Sales                              -             -
                                 -----------   -----------
Gross Margin                          50,000        34,623

Selling, general and
administrative expenses              113,212        66,867
Officers management fee              113,690       131,314
Directors fees                             0        30,000
                                 -----------   -----------

Loss from operations                (176,902)     (193,558)

Other income (expense)
     Interest income                      -             -
     Interest expense                     -             -
     Asset write down              (134,247)
                                 -----------   -----------

Income (loss) before provision
for income taxes                    (311,149)     (193,558)

Provision for income tax                   -             -

Net income (loss)                   (311,149)     (193,558)

Other comprehensive income
(loss) - net of tax
Foreign currency translation
gains (losses)                             -             -
                                 -----------   -----------

Comprehensive profit (loss)       $  (311,149)  $  (193,558)
                                 ===========   ===========

Net income (loss) per share
(Basic and fully diluted)          $     (0.01)  $     (0.00)
                                 ===========   ===========
Weighted average number of
common shares outstanding         61,634,081    73,900,987
                                 ===========   ===========








The accompanying notes are an integral part of the consolidated financial statements.

                          ASI ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the Years Ended JUNE 30, 2009 and JUNE 30, 2010


                                                                                                        Accum.Other      Stock
                                            Common Stock          Paid In      Treasury      Accum.       Compre.       holders'
                                         Shares      Amount      Capital       Stock       Deficit     Income/Loss      Equity
Balances at June 30, 2008              58,213,654  $    5,822   $7,683,897    $     (5) $(8,136,863)   $        -    $  (447,148)

Issuance of stock for cash              3,371,150         336       67,086                                                67,424

Issuance of stock for debt retirement    8,333,333         833      249,167                                               250,000

Net gain (loss) for the year
    ended June 30, 2009                                                                    (361,149)                    (311,149)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2009              69,918,137  $    6,991   $8,000,150    $     (5) $(8,448,012)   $        -    $  (440,875)

Issuance of stock for cash              6,914,250         691      137,594                                               138,285

Net gain (loss) for the year
    ended June 30, 2010                                                                    (193,558)                    (193,558)
                                       ----------  ----------    ---------  ----------  -----------   -----------   ------------
Balances at June 30, 2010              76,832,387  $    7,683   $8,137,744    $     (5) $(8,641,570)   $        -    $  (496,149)
                                       ==========  ==========    =========  ==========  ===========   ===========   ============


                          ASI ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Years Ended JUNE 30, 2009 and JUNE 30, 2010

                                                                      2009                    2010
                                                                ------------------       ------------------
Cash Flows from Operating Activities:
    Net income/(loss)                                           $   (311,149)           $   (193,558)

    Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
                Compensatory stock issuances -
                                            - directors                   -                  30,000
                Compensatory stock issuances -
                                            - consultants                 -                  30,000
                Compensatory investment transfer                      65,753                       -
                Other Receivables                                         -                       -
                Accounts payable and accrued expenses                 16,378                 (30,391)
                Related party payables                               126,316                 125,564
                Asset write down                                    134,247                       -
                Unearned license fees                                (50,000)                (34,623)
                                                              --------------          --------------
                Net cash provided by (used for) operating
                activities                                          (18,455)                (73,008)
                                                              --------------          --------------

Cash Flows from investing activities:

                                                              --------------          --------------
                Net cash provided by (used in) investing
                activities                                                -                       -
                                                              --------------          --------------
Cash flow from financing activities:
    Increase/(decrease) in amount due to related parties              (49,377)                      -
    Issuance of common stock                                          67,423                  78,285
                                                              --------------          --------------
            Net cash provided by (used for)
            financing activities                                     18,046                  78,285
                                                              --------------          --------------

Effect of exchange rate changes on cash                                   -                       -
                                                              --------------          --------------

Net Increase/(Decrease) in cash                                         (409)                  5,277

CASH AT THE BEGINNING OF THE PERIOD                                      640                     231
                                                              --------------          --------------

CASH AT THE END OF THE PERIOD                                 $          231          $        5,508
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

Accounts receivable

The Company reviews accounts receivable at each balance sheet date and makes allowance for non-recoverability the Directors and Management consider appropriate. An allowance for doubtful accounts has been established, with accounts over one year old from date of invoicing deemed uncollectible and written off to bad debt expense. The Company did not have a bad debt expense during the years ended June 30, 2009 and 2010.

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

At June 30, 2010 the Company had net operating loss carryforwards of approximately $3,600,000 for U.S. tax purposes which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $1,160,000. The change in the valuation allowance for U.S. tax purposes in 2010 and 2009 was $40,000 for each year.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic No. 855, Subsequent Events. This guidance establishes general standards of accounting for and, disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company's statement of financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" ("SFAS 168"). Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by non-governmental entities. SFAS 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will have no material impact on the Company's financial statements but will require that interim and annual filings include references to the Codification.

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In June 2009, the FASB issued Accounting Standards Codification Topic No. 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASC 105-10"). This guidance establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued Accounting Standards Codification Topic No. 605, Multiple-Deliverable Revenue Arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable and
expands   the   disclosures   required   for   multiple-deliverable   revenue
arrangements. This guidance is effective for revenue arrangements that are entered into or are materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption will have no material impact on the Company's financial statements.


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

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

License Agreements

The Company has the following marketing arrangements in place:

  a. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.
     Material terms:
     i.   Date of agreement -
                             - May 29, 2008
     ii.  Term -
                - ongoing
     iii. License fee -
                       - not applicable
     iv. As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v. ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi. ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ. No royalties were received in the year ended June 30, 2009.
     vii. Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii. The agreement was originally non exclusive but subsequently changed to exclusive

  b. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i. Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii.  Date of agreement -
                             - June 18, 2008
     iii. Term -
                 - as long as SafeCell/PicoBlue product is commercially viable.
     iv.  License fee -
                       - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30,2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. common stock.
     v. The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.
     vi. The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii. The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii. ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. . No royalties were received in the year ended June 30, 2009.

                          ASI ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


License Agreements (Continued)

In addition, the Company had previously entered into an agreement which has now expired with Edwin Chan for marketing SafeCell in Eastern (excluding the People's Republic of China), Southern and South East Asia.

     Material terms:
     i.   Date of agreement -
                             - March 10, 2008
     ii.  Edwin Chan was granted the right to market SafeCell in Eastern
           Asia (excluding the People's Republic of China), South Eastern Asia and Southern Asia.
     iii. Term -
                - 2 years
     iv.  License fee -
                       - US$100,000 was due and payable on March 10, 2008 and was taken up as an accrual over the term of the agreement ending in March 2010. Payment was received in cash in June 2008.
     v. Edwin Chan will receive commission of 25% of the revenue received by the Company from the sale of any equipment hardware and 25% of the net revenue received by the Company from communication services generated from the SafeCell system.


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2010 the Company owed officers, directors, and related parties $334,639, made up of "related party payables" of $252,723 and amounts "due to related parties" of $81,916.

The Company in 2009 and 2010 incurred expenses of approximately $113,690 and $131,314 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid, but in 2009 $250,000 of the debt was converted to equity at $0.03 per share, resulting in the issue of 8,333,333 shares.


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

The Company as of June 30, 2010 had 100,000,000 shares of authorized common stock, $.0001 par value, with 76,832,387 shares issued, 76,832,387 outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

The Company as of June 30, 2010 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Stock options

At June 30, 2009 and 2010 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(R), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At the beginning of fiscal year 2009, the Company had 341,500 non-employee stock options outstanding. At December 31, 2008, 341,500 options expired, leaving a 2009 year end outstanding balance of nil.

Employee stock options

During 2009 and 2010 the Company issued no employee stock options.


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

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2010.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2010, management preformed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President, an evaluation of the effectiveness of our disclosures controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer and President concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that a material weakness exists in the internal controls as of June 30, 2010.

Material weaknesses in the Company's internal controls exists in that there is
(1) limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements, and (2) a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors. These material weaknesses may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of September 25, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control
-
- Integrated Framework issued by the COSO.

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

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however as weaknesses were identified subsequent to the report, the company plans to take steps to rectify these weaknesses in the future.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 77, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 58, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASIQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 65, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 58, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIQ Ltd. since 1994 and ASI Entertainment, Inc. since its inception. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.


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

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL   ANNUAL   COMPENSATION       OTHER
POSITION                      YEAR    SALARY   BONUS/AWARDS    COMPENSATION
                                                               ALL OTHER

Richard Lukso                 2010                               $10,000
                                                                      (1)
Chairman

Ronald Chapman,
President                     2010       0           0                $0

Philip Shiels,
Chief Executive Officer       2010       0           0          $141,314
Chief Financial Officer                                               (2)

Graham Chappell               2010                               $10,000
                                                                      (1)
Director

(1) Directors' fee.

(2) Officers management fee and directors' fee.

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

                                       Shares of Common
                                       Stock Beneficially   Percentage of
Name, Position and Address              Owned                Shares Owned

Ronald J. Chapman (2)                             9,307,951          12.11%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (3)                            1,771,406           2.31%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (4)                              7,448,522           9.69%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard Lukso                                     1,140,000           1.48%
Director
5610 Via Arbolado
Tucson, AZ, 85750

Ocean View Investments Pty. Ltd. (5)              13,888,889          18.08%
100 Barkly St
St Kilda, Victoria, 3182
Australia

Eric P. van der Griend (5)                       14,157,639          18.43%
100 Barkly St
St Kilda, Victoria, 3182
Australia

All the officers and directors
as a group (4 persons)                           19,667,879           25.6%


(1) Assumes 76,832,387 shares of Common Stock issued and outstanding, or committed and to be issued.
(2) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 6,631,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.
(3) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 940,000 shares.
(4) Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 6,250,000 shares.
(5) Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 Shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal year ended June 30, 2009 and 2010 for professional services rendered by Larry O'Donnell, CPA, P.C. were $12,600 and $12,600, respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2009 and 2010.

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

31.1 Certification of the Chief Executive Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports filed on Form 8-K for the year ending June 30, 2010:

September 25, 2009: Company announced that Mr. Philip Shiels had assumed the role of Chief Executive officer of the company as well as continuing in his current role as Chief Financial Officer. Mr. Ron Chapman would remain as a director and President of the Company.

January 22, 2010: Company announced that it had received notification from IP Australia, the patent office of the Australian Government, that the company's SafeCell patent had been granted and that the patent was sealed on January 14, 2010. The term of the patent is 20 years from July 27, 2006.

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

Signature                                Title                      Date
- - - - ---------                        -----                      ----


/s/ Richard Lukso                        Director                  09/25/10
- - - - --------------------------------
     Richard Lukso


/s/ Ronald J. Chapman                    Director                  09/25/10
- - - - --------------------------------
     Ronald J. Chapman


/s/ Graham O. Chappell                   Director                  09/25/10
- - - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                     Director                  09/25/10
- - - - --------------------------------
     Philip A.  Shiels

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

Date: September 25, 2010

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

Date: September 25, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                         CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K for the period ending June 30, 2010, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
September 25, 2010




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

                         CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K for the period ending June 30, 2010, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
September 25, 2010

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>