Form 10-Q
period 2010-09-30
ASI ENTERTAINMENT INC
filed 2010-11-22
CIK 1067873

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

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2010
                                     or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,932,387 on November 18, 2010

                           ASI ENTERTAINMENT, INC.


                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2010

                                    INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

PART 1: FINANCIAL INFORMATION.................................................9

ITEM 2. Management's Discussion and Analysis and Plan of Operation............9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...........10

ITEM 4. Controls and Procedures..............................................11

PART II. OTHER INFORMATION...................................................12

ITEM 1. Legal Proceedings....................................................12

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..........12

ITEM 3. Defaults upon Senior Securities......................................12

ITEM 4. Submission of Matters to a Vote of Security Holders..................12

ITEM 5. Other Information....................................................12

ITEM 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES...................................................................13

CERTIFICATIONS...............................................................14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                           ASI ENTERTAINMENT, INC.
                                BALANCE SHEET

                                           September 30, 2010   June 30, 2010
                                                 (UNAUDITED)      (AUDITED)
                                              --------------   --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                     $          234   $        5,508
                                              --------------   --------------
Total current assets                                     234           5,508
                                              --------------   --------------
TOTAL ASSETS                                             234           5,508
                                              ==============   ==============

LIABILITIES AND SHARHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                  25,807          20,122
Related party payables                               259,447         252,723
Due to related parties                                81,916          81,916
Sundry creditors                                     146,895         146,895
                                              --------------   --------------
Total current liabilities                            514,065         501,655
                                              --------------   --------------
Total liabilities                             $      514,065   $      501,655
                                              ==============   ==============

STOCKHOLDERS' EQUITY
Preferred stock $0.0001 par value,             $            -   $            -
20,000,000 shares authorized, non issued and outstanding

Common stock, $0.0001 par value,                       7,693           7,683
100,000,000  shares authorized, 76,932,387
and 76,932,387 shares issued and
outstanding, respectively

Additional paid-in capital                         8,139,634       8,137,744
Treasury stock -
              - par value (50,000 shares)              (   5)          (   5)
Accumulated deficit                               (8,661,153)     (8,641,570)
                                              --------------   --------------
Total stockholders' deficit                         (513,831)       (496,148)
                                              --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS'            $          234   $        5,508
DEFICIT
                                              ==============   ==============


    See accompanying notes to unaudited consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                           Three             Three
                                           months            months
                                           ending            ending
                                        Sep 30, 2010      Sep 30, 2009
                                                            (Restated)
                                       --------------     --------------
License fees                                        -            12,500
                                       --------------     --------------
Gross Profit                                        -            12,500
                                       --------------     --------------
EXPENSES:
Accounting and auditing                         8,400             7,600
Banking                                           418               211
Consulting fees                                 1,900            20,000
Corporate administration                          279               150
Corporate promotion                               854                 -
Engineering                                         -            10,000
Directors fees                                      -            30,000
Officer's Management fee                        6,000            31,216
Office expenses, rent, utilities                  419               496
Patent attorney                                 1,313             5,900
Travel                                              -                95
                                      ---------------    ---------------
Total Expenses                                 19,583           105,668
                                      ---------------    ---------------
Net loss                                      (19,583)          (93,168)
                                       ==============     ==============
Weighted average number of common           76,932,387        71,418,137
shares outstanding during the period
                                      ===============    ===============
Net Loss per share (basic)             $         (0.00)   $         (0.00)
                                      ===============    ===============

    See accompanying notes to unaudited consolidated financial statements.

                           ASI ENTERTAINMENT, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                            Three               Three
                                                                            months              months
                                                                            ending              ending
                                                                         Sep 30, 2010         Sep 30, 2009
                                                                                               (Restated)
                                                                      --------------       --------------
Cash flows from operating activities:
Net loss                                                              $      (19,583)      $      (93,168)
                                                                      --------------       --------------
Adj. To reconcile net loss to net cash provided by operating activities:
    Compensatory stock issuances -
                                - directors                                        -              30,000
    Compensatory stock issuances -
                                - consultants                                  1,900              30,000

Changes in operating assets and liabilities:
    Increase/(decrease) in:
        Accounts payable and accrued expenses                                   5,685              (12,272)
        Related party payables                                                 6,724              51,830
        Unearned license fees                                                      -              (12,500)
                                                                      --------------       --------------
Net cash used in operating activities                                          (5,274)              (6,110)
                                                                      --------------       --------------
Cash flow from financing activities:
    Proceeds from issuance of common stock, net                                     -              10,000
                                                                      --------------       --------------
Net cash from financing activities                                                  -              10,000
                                                                      --------------       --------------
Net increase/(decrease) in cash                                                (5,274)              3,890
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,508                 231
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $          234       $        4,121
                                                                      ==============       ==============

    See accompanying notes to unaudited consolidated financial statements.

                     ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2010
                                 (UNAUDITED)
Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited financial statements are the accounts of ASI Entertainment, Inc. ("the Company").

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

The functional currency of the company is the United States dollar. The unaudited financial statements are expressed in United States dollars. It is management's opinion that any material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. All adjustments are normal recurring in nature. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, the valuation allowance for deferred tax assets, due to continuing and expected future losses, and share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

                     ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2010
                                 (UNAUDITED)
Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC Topic 740-10, "Income Taxes", which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

Revenue Recognition

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met:
1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

                     ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2010
                                 (UNAUDITED)
Recent pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

                     ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2010
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,661,153 at September 30, 2010 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. Management believes that actions presently being taken to obtain additional funding provides the additional opportunity for the Company to continue as a going concern. However, there is no assurance of additional funding being available or on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Note 3. Issuance of common stock

During the three month period ended September 30, 2010, the Company issued 100,000 shares of common stock and $1,900 in stock-based compensation expense.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


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

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended September 30, 2010 and the Form 10-K for the fiscal year ended June 30, 2010.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenue and gross profit in the three month period ended September 30, 2010 was nil. In the corresponding three month period ended September 30, 2009, the revenue and gross profit was $12,500.

The Company had a net loss of $19,583 in the three month period ended September 30, 2010 compared to a net loss of $93,168 in the three month period ended September 30, 2009. Expenses decreased from $105,668 in the three months ended September 30, 2009 to $19,583 in the three months ended September 30, 2010 because of decreased consulting fees, directors' fees, engineering costs and officers management fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $5,508 at July 1, 2010, to $234 at September 30, 2010.

The Company incurred a net loss of $19,583 from operating activities for the period July 1, 2010 to September 30, 2010 primarily due to audit fees and officers management fees.

The Company had no revenue in the three months ending September 30, 2010. In the comparative three month period ending September 30, 2009, the Company recorded revenue of $12,500 resulting from the allocation of revenue from the Chan licensing agreement previously taken up as unearned license fees.

The cash flow of the Company from financing activities for the three months ending September 30, 2010 was mainly from the issuance of common stock.

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

Management has determined that, as of September, 30, 2010, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The Company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30 2010. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2010, the Company issued 100,000 shares of common stock that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The funds received from the issue of securities will be used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            11/12/2010





By:    /s/
Ronald J. Chapman             Director                           11/12/2010





By:    /s/
Philip A.  Shiels             Director                           11/12/2010





By:    /s/
Graham O. Chappell            Director                           11/12/2010







</SEC-DOCUMENT>

CERTIFICATIONS
EX-31.1   CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ASI Entertainment, Inc.;

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

Date: November 18, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Executive Officer

EX-31.2 CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip A. Shiels, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ASI Entertainment, Inc.;

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

Date: November 18, 2010

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the period ending September 30, 2010, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
November 18, 2010

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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the period ending September 30, 2010, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
November 18, 2010

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]



</SEC-DOCUMENT>