Form 10-Q
period 2010-12-31
ASI ENTERTAINMENT INC
filed 2011-02-14
CIK 1067873

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

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 2010
                                     or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 77,132,387

                           ASI ENTERTAINMENT, INC.


                                  FORM 10-Q

                   FOR THE QUARTER ENDED DECEMBER 31, 2010

                                    INDEX

PART I. FINANCIAL INFORMATION.................................................2

ITEM 1. Financial Statements..................................................2

PART 1: FINANCIAL INFORMATION.................................................9

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.................................................................9

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

ITEM 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES...................................................................13

CERTIFICATIONS...............................................................14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                           ASI ENTERTAINMENT, INC.
                               BALANCE SHEETS


ASSETS                                      December 31, 2010    June 30, 2010
                                               (UNAUDITED)         (AUDITED)
                                           --------------    --------------
CURRENT ASSETS
Cash and cash equivalents                   $           73    $        5,508
                                           --------------    --------------
Total current assets                                    73             5,508
                                           --------------    --------------
TOTAL ASSETS                                $           73    $        5,508
                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities     $      173,996    $      167,017
Related party payables -
                      - officers                  269,235           252,723
Due to related parties                              81,916            81,916
                                           --------------    --------------
Total current liabilities                          525,147           501,656
                                           --------------    --------------
Total liabilities                                  525,147           501,656
                                           ==============    ==============

STOCKHOLDERS' DEFICIT
Preferred stock $0.0001 par value,                       -                 -
20,000,000 shares authorized, non issued and outstanding

Common stock, $0.0001 par value,                     7,713             7,683
100,000,000 shares authorized, 77,132,387
and 76,832,387 shares issued and
outstanding, respectively

Additional paid-in capital                       8,141,215         8,137,744
Treasury stock -
              - par value (50,000 shares)              (5)               (5)
Accumulated deficit                             (8,673,997)       (8,641,570)
                                           --------------    --------------
Total stockholders' deficit                       (525,074)         (496,148)
                                           --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $            73   $         5,508
                                           ==============    ==============


          See accompanying notes to unaudited financial statements.

                           ASI ENTERTAINMENT, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                           Three             Three              Six               Six
                                           months            months            months            months
                                           ending            ending            ending            ending
                                        Dec 31, 2010      Dec 31, 2009      Dec 31, 2010      Dec 31, 2009
                                       --------------     --------------     --------------     --------------
REVENUE:
License fees                           $            -     $      12,500      $          -       $    25,000
                                       --------------     --------------     --------------     --------------
Gross profit                                        -            12,500                 -            25,000
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         2,094             1,400            10,494             9,000
Banking                                           344               258               762               469
Consulting fees                                 1,600                 -             3,500            20,000
Corporate administration                        1,229             1,531             1,509             1,681
Corporate promotion                               875               267             1,729               267
Directors fees                                      -                 -                 -            30,000
Engineering                                         -                 -                 -            10,000
Officers management fee                         6,098            33,491            12,098            64,707
Office expenses, rent, utilities                  603             1,247             1,022             1,743
Patent attorney                                     -             2,902             1,313             8,802
Travel                                              -                 -                 -                95
                                      ---------------    ---------------    ---------------    ---------------
Total expenses                                 12,843            41,096            32,427           146,764
                                      ---------------    ---------------    ---------------    ---------------
Net loss                               $      (12,843)    $     (28,596)     $    (32,427)      $  (121,764)
                                       ==============     ==============     ==============     ==============
Weighted average number of shares           76,954,609        73,418,137        76,916,831        72,251,470
outstanding during the period
(basic)
                                      ===============    ===============    ===============    ===============
Net Loss per share (basic)              $        (0.00)    $        (0.00)    $        (0.00)    $        (0.00)
                                      ===============    ===============    ===============    ===============

          See accompanying notes to unaudited financial statements.

                           ASI ENTERTAINMENT, INC.
                           STATEMENTS OF CASH FLOWS
                           AS OF DECEMBER 31, 2010
                                 (UNAUDITED)

                                                                             Six                 Six
                                                                            months              months
                                                                            ending              ending
                                                                         Dec 31, 2010         Dec 31, 2009
Cash flows from operating activities:
Net loss                                                              $      (32,427)      $     (121,764)
                                                                      --------------       --------------
Adjustments to reconcile net loss to net cash provided by operating activities:
    Compensatory stock issuances - directors                                        -              30,000
    Compensatory stock issuances - consultants                                  3,500              30,000

Changes in operating assets and liabilities:
    Increase/(decrease) in:
        Accounts payable and accrued expenses                                   6,980              (10,450)
        Unearned license fees                                                      -              (25,000)
                                                                      --------------       --------------
Net cash used in operating activities                                         (21,947)             (97,214)
                                                                      --------------       --------------
Cash flow from financing activities:
    Increase (decrease) in related party payables                              16,512              74,189
    Proceeds from issuance of common stock, net                                     -              10,000
    Funds received pending issue of shares                                          -              23,397
                                                                      --------------       --------------
Net cash provided by financing activities                                      16,512              107,586
                                                                      --------------       --------------
Net increase/(decrease) in cash                                                (5,435)              10,372
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,508                 231
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $           73       $       10,603
                                                                      ==============       ==============

          See accompanying notes to unaudited financial statements.

                     ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2010
                                 (UNAUDITED)
Note 1. Summary of Significant Accounting Policies

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

                     ASI ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENT
                           AS OF DECEMBER 31, 2010
                                 (UNAUDITED)
Per Share Data

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

Fair value of financial instruments:

The carrying value of cash equivalents and accounts payable and accrued expenses approximates fair value due to the short period of time to maturity.

Revenue Recognition

The Company recognizes revenue on an accrual basis. Revenue is generally realized or realizable and earned when all of the following criteria are met:
1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

                     ASI ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENT
                           AS OF DECEMBER 31, 2010
                                 (UNAUDITED)
Recent pronouncements

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

                     ASI ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENT
                           AS OF DECEMBER 31, 2010
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,673,997 at December 31, 2010 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

On December 20, 2010, the Company issued 200,000 shares of common stock valued at $1,600 to a consultant for services rendered.

PART 1: FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This quarterly report on form 10-Q includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "could", "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect. Actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended December 31, 2010 and the Form 10-K for the fiscal year ended June 30, 2010.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

In the three month period ended December 31, 2010, the Company recorded revenue of nil from license fees and a gross profit of nil. In the corresponding three month period ended December 31, 2009, the Company recorded revenue of $12,500 from license fees and a gross profit of $12,500.

The Company had a net loss of $12,843 in the three month period ended December 31, 2010 compared to a net loss of $28,596 in the three month period ended December 31, 2009. Expenses decreased from $41,096 in the three months ended December 31, 2009 to $12,843 in the three months ended December 31, 2010 because of decreased officers management fees and patent attorney fees.

SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2009

In the six month period ended December 31, 2010, the Company recorded revenue of nil from license fees and a gross profit of nil. In the corresponding six month period ended December 31, 2009, the Company recorded revenue of $25,000 from license fees and a gross profit of $25,000.

The Company had a net loss of $32,427 in the six month period ended December 31, 2010 compared to a net loss of $121,764 in the six month period ended December 31, 2009. Expenses decreased from $146,764 in the six months ended December 31, 2009 to $32,427 in the six months ended December 31, 2010 because of decreased consulting fees, directors fees, engineering costs and officers management fees.


LIQUIDITY AND CAPITAL RESOURCES
The cash and cash equivalents balance decreased $5,435 during the six month period ended December 31, 2010 from $5,508 at July 1, 2010 to $73 at December 31, 2010.

The Company reported revenue of nil in the six months ending December 31, 2010 and $25,000 in the six month period ending December 31, 2009. The Company incurred a net loss of $32,427 from operating activities for the period July 1, 2010 to December 31, 2010 primarily due to auditing fees, patent attorney fees and officers management fees. Cash used in operating activities reduced to $21,947 as a result of compensatory stock issuances to consultants and increased accounts payable.

The cash flow of the Company from financing activities for the six months ending December 31, 2010 was due to increased related party payables of $16,512.

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

Management has determined that, as of December 31, 2010, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2010. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended December 31, 2010, the Company issued 200,000 shares of common stock valued at $1,600 to a consultant for services rendered, that were not registered under the Securities Act of 1933, as noted in "Note 3. Issuance of common stock" in the Financial Statements above. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following report on Form 8-K was filed during the last quarter:

(1) 8-K filed November 5, 2010 reporting:
    (1) The Board of Directors of ASI Entertainment received notice that the Company's independent auditor had resigned; and that the Board had approved the appointment of a new independent auditor for the company.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            02/10/2011





By:    /s/
Ronald J. Chapman             Director                           02/10/2011





By:    /s/
Philip A.  Shiels             Director                           02/10/2011





By:    /s/
Graham O. Chappell            Director                           02/10/2011







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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: February 10, 2011

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: February 10, 2011

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the period ending December 31, 2010, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
February 10, 2011

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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the period ending December 31, 2010, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
February 10, 2011

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>