Form 10-Q
period 2011-03-31
ASI ENTERTAINMENT INC
filed 2011-05-11
CIK 1067873

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

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2011
                                     or

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

                     FOR THE QUARTER ENDED MARCH 31, 2011

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

ITEM 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES...................................................................13

CERTIFICATIONS...............................................................14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                           ASI ENTERTAINMENT, INC.
                               BALANCE SHEETS


ASSETS                                       March 31, 2011     June 30, 2010
                                               (UNAUDITED)         (AUDITED)
                                           --------------    --------------
CURRENT ASSETS
Cash and cash equivalents                   $           20    $        5,508
                                           --------------    --------------
Total current assets                                    20             5,508
                                           --------------    --------------
TOTAL ASSETS                                $           20    $        5,508
                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities     $      173,895    $      167,017
Related party payables -
                      - officers                  279,669           252,723
Due to related parties                              81,916            81,916
                                           --------------    --------------
Total current liabilities                          535,480           501,656
                                           --------------    --------------
Total liabilities                                  535,480           501,656
                                           ==============    ==============

STOCKHOLDERS' DEFICIT
Preferred stock $0.0001 par value,                       -                 -
20,000,000 shares authorized, none issued and outstanding

Common stock, $0.0001 par value,                     7,713             7,683
100,000,000 shares authorized, 77,132,387
and 76,832,387 shares issued and
outstanding, respectively

Additional paid-in capital                       8,141,214         8,137,744
Treasury stock -
              - par value (50,000 shares)              (5)               (5)
Accumulated deficit                             (8,684,382)       (8,641,570)
                                           --------------    --------------
Total stockholders' deficit                       (535,460)         (496,148)
                                           --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $              20  $         5,508
                                           ==============    ==============


          See accompanying notes to unaudited financial statements.

                           ASI ENTERTAINMENT, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                           Three             Three              Nine              Nine
                                           months            months            months            months
                                           ending            ending            ending            ending
                                       March 31, 2011     March 31, 2010     March 31, 2011     March 31, 2010
                                       --------------     --------------     --------------     --------------
REVENUE:
Revenue                                $            -      $       9,623     $            -     $       34,623
License fees                                        -                  -                  -                  -
                                       --------------     --------------     --------------     --------------
Gross profit                                        -              9,623                  -             34,623
                                       --------------     --------------     --------------     --------------
EXPENSES:
Accounting and auditing                         2,103              1,400             12,596             10,400
Banking                                           259                224              1,021                692
Consulting fees                                     -                  -              3,500             20,000
Corporate administration                        1,138              1,482              2,647              3,163
Corporate promotion                               325              1,183              2,054              1,450
Directors fees                                      -                  -                  -             30,000
Engineering                                         -              6,604                  -             16,604
Officers management fee                         6,186             34,481             18,284             99,189
Office expenses, rent, utilities                  374                802              1,397              2,545
Patent attorney                                     -             (3,802)             1,313              5,000
Travel                                              -                 63                  -                158
                                      ---------------    ---------------    ---------------    ---------------
Total expenses                                 10,385             42,437             42,812            189,201
                                      ---------------    ---------------    ---------------    ---------------
Net loss                               $      (10,385)    $      (32,814)    $      (42,812)    $     (154,578)
                                       ==============     ==============     ==============     ==============
Weighted average number of shares          77,132,387         74,668,137         76,928,683         73,168,137
outstanding during the period
(basic)
                                      ===============    ===============    ===============    ===============
Net Loss per share (basic)              $        (0.00)    $        (0.00)    $        (0.00)    $        (0.00)
                                      ===============    ===============    ===============    ===============

          See accompanying notes to unaudited financial statements.

                           ASI ENTERTAINMENT, INC.
                           STATEMENTS OF CASH FLOWS
                            AS OF MARCH 31, 2011
                                 (UNAUDITED)

                                                                             Nine                Nine
                                                                            months              months
                                                                            ending              ending
                                                                        March 31, 2011       March 31, 2010
Cash flows from operating activities:
Net loss                                                              $      (42,812)      $     (154,578)

Adjustments to reconcile net loss to net cash provided by operating activities:
    Compensatory stock issuances - directors                                       -               30,000
    Compensatory stock issuances - consultants                                 3,500               30,000

Changes in operating assets and liabilities:
    Increase/(decrease) in:
        Accounts payable and accrued expenses                                  6,878              (29,762)
        Unearned license fees                                                      -              (34,623)
                                                                      --------------       --------------
Net cash used in operating activities                                        (32,434)            (158,963)
                                                                      --------------       --------------
Cash flow from financing activities:
    Increase (decrease) in related party payables                             26,946              111,280
    Proceeds from issuance of common stock, net                                    -               60,000
                                                                      --------------       --------------
Net cash provided by financing activities                                     26,946              171,280
                                                                      --------------       --------------
Net increase/(decrease) in cash                                               (5,488)              12,317
                                                                      --------------      --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               5,508                  231
                                                                      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $           20       $       12,548
                                                                      ==============       ==============

          See accompanying notes to unaudited financial statements.

                           ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2011
                                 (UNAUDITED)
Note 1. Summary of Significant Accounting Policies

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

                           ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2011
                                 (UNAUDITED)
Per Share Data

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

                           ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2011
                                 (UNAUDITED)
Recent pronouncements

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

                           ASI ENTERTAINMENT, INC.
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2011
                                 (UNAUDITED)
Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $8,684,382 at March 31, 2011 and will be required to make significant expenditure in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Issuance of common stock

No shares of the Company's common stock were issued in the three month period ended March 31, 2011.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three and nine-month period ended March 31, 2011 and the Form 10-K for the fiscal year ended June 30, 2010.


RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

In the three month period ended March 31, 2011, the Company recorded revenue of nil from license fees and a gross profit of nil. In the corresponding three month period ended March 31, 2010, the Company recorded of $9,623 from license fees and a gross profit of $9,623.

The Company had a net loss of $10,385 in the three month period ended March 31, 2011 compared to a net loss of $32,814 in the three month period ended March 31, 2010. Expenses decreased from $42,437 in the three months ended March 31, 2010 to $10,385 in the three months ended March 31, 2011 because of decreased officers management fees and engineering costs.

NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO NINE MONTHS ENDED MARCH 31, 2010

In the nine month period ended March 31, 2011, the Company recorded revenue of nil from license fees and a gross profit of nil. In the corresponding nine month period ended March 31, 2010, the Company recorded revenue of $34,623 from license fees and a gross profit of $34,623.

The Company had a net loss of $42,812 in the nine month period ended March 31, 2011 compared to a net loss of $154,578 in the nine month period ended March 31, 2010. Expenses decreased from $189,21 in the nine months ended March 31, 2010 to $42,812 in the nine months ended March 31, 2011 because of decreased consulting fees, directors fees, engineering costs and officers management fees.


LIQUIDITY AND CAPITAL RESOURCES
The cash and cash equivalents balance decreased $5,488 during the nine month period ended March 31, 2011 from $5,508 at July 1, 2010 to $20 at March 31, 2011.

The Company reported revenue of nil in the nine months ending March 31, 2011 and $34,623 in the nine month period ending March 31, 2010. The Company incurred a net loss of $42,812 from operating activities for the period July 1, 2010 to March 31, 2011 primarily due to auditing fees and officers management fees. Cash used in operating activities reduced to $32,434 as a result of compensatory stock issuances to consultants and increased accounts payable.

The cash flow of the Company from financing activities for the nine months ending March 31, 2011 was due to increased related party payables of $26,946.

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

Management has determined that, as of March 31, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2011. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following report on Form 8-K/A was filed during the last quarter:

(1) 8-K/A filed January 13, 2011 reporting:
    (1) The Form 8-K filed on November 8, 2010 announcing that the Company's independent auditor had resigned and the appointment of a new independent auditor was amended in the Form 8-K/A to include disclosure of the fact that, effective as of December 14, 2010, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of its former auditor, Larry O'Donnell, CPA, P.C. No other changes were made to the Form 8-K.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ASI ENTERTAINMENT, INC.

 SIGNATURE                  TITLE                              DATE





By:    /s/
Richard Lukso                Director                            05/10/2011





By:    /s/
Ronald J. Chapman             Director                           05/10/2011





By:    /s/
Philip A.  Shiels             Director                           05/10/2011





By:    /s/
Graham O. Chappell            Director                           05/10/2011







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

Date: May 10, 2011

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

Date: May 10, 2011

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the period ending March 31, 2011, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company does hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
May 10, 2011

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

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the period ending March 31, 2011, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company does hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
May 10, 2011

[A signed original of this written statement required by Section 906 has been provided to ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>