Form 10-K
period 2011-06-30
ASI ENTERTAINMENT INC
filed 2011-10-13
CIK 1067873

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

     BUSINESS ADDRESS:
           STREET 1:                    954 LEXINGTON AVE
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

                                   For the fiscal period ended JUNE 30, 2011


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                      Outstanding at October 12, 2011

Common Stock, par value $.0001 per share    71,460,814

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

PART II......................................................................8

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............8

ITEM 6. SELECTED FINANCIAL DATA..............................................9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........12

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................12

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

The Company's product is the "SafeCell" intellectual property. The SafeCell intellectual property comprises a proof of concept, an approved patent in Australia and patent applications with national filings in the U.S.A., China, and the European Union. The licensing of the intellectual property has produced two applications:

1. In-flight messaging and content delivery for airline and corporate jet passengers (Licensed to ASiQ Limited)

SafeCell turns a mobile phone into a wireless communicator and entertainment system as it utilises the Bluetooth link instead of the normal mobile phone transmitter. SafeCell delivers its messages off the aircraft via an inexpensive satellite link. The SafeCell software is downloaded via SMS onto the mobile phone and provides an easy to operate menu that suits all modern mobile phones including iPhones, Blackberries, PDA's and new generation mobile phones which have wireless capabilities. The SafeCell software is delivered to a user's mobile phone using the same process that downloads games or ringtones. Once onboard a SafeCell equipped aircraft, switching on the mobile phone in "flight mode", SafeCell activates the Bluetooth link. SafeCell is targeted at the regional low cost airlines committed to generating new revenues from value added services and corporate jet operators who need low cost communications to stay in touch.

2. On ground for messaging and content delivery (Licensed to Chapman Reid Ltd)

The ground system utilises the SafeCell technology to provide social and special purpose communication networks. The mobile phone software for the ground system is based on the aircraft application however it communicates via the internet, outside the cellular roaming network. SafeCell provides a free mobile phone social network with messaging, global music and media sharing/broadcast capabilities. Social networking has developed quickly over the past decade with major players MSN, MySpace, Facebook and Twitter. The target market for the SafeCell ground system is 15 to 25 year olds.

(2) Distribution methods of the products or services;

The Company plans to distribute SafeCell via its existing licensees. The Company has the following marketing arrangements in place:
  a. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.
     Material terms:
     i)    Date of agreement - May 29, 2008
     ii)   Term - ongoing
     iii)  License fee - not applicable
     iv) As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v) ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi) ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ.
     vii) Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii) The agreement was originally non exclusive but subsequently changed to exclusive
  b. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i) Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii)   Date of agreement - June 18, 2008
     iii) Term - as long as SafeCell/PicoBlue product is commercially viable.
     iv) License fee - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30, 2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. shares of common stock.
     v) The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.

     vi) The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii) The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii) ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. No royalties were received in the year ended June 30, 2011.


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

The Company has been advised that the licensee's plan to market and distribute PicoBlue will be by viral marketing, the same method by which other social networking sites have been successfully developed. Content can be distributed free of charge with trailing advertising revenues or on a user pay basis. The Company will receive royalties from any revenue streams developed. In developing their revenue base, the licensees will be competing with established social network sites as well as other forms of advertising.

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

PART II.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 71,460,814 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended                                           Common Stock
                                                       High     Low
June 30, 2009                                           $0.07    $0.02
September 30, 2009                                      $0.045   $0.02
December 31, 2009                                       $0.025   $0.015
March 31, 2010                                          $0.08    $0.015
June 30, 2010                                           $0.065   $0.015
September 30, 2010                                      $0.025   $0.0085
December 31, 2010                                       $0.01    $0.005
March 31, 2011                                          $0.025   $0.009
June 30, 2011                                           $0.028   $0.02

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


LICENSE AGREEMENTS

The Company has the following marketing arrangements in place:

  a. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.
     Material terms:
     i)    Date of agreement - May 29, 2008
     ii)   Term - ongoing
     iii)  License fee - not applicable
     iv) As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v) ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi) ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ. No royalties were received in the year ended June 30, 2011.
     vii) Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii) The agreement was originally non exclusive but subsequently changed to exclusive.

  b. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i) Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii)   Date of agreement - June 18, 2008
     iii) Term - as long as SafeCell/PicoBlue product is commercially viable.
     iv) License fee - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30,2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. common stock.
     v) The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.
     vi) The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii) The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii) ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. No royalties were received in the year ended June 30, 2011.


RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2011 of $8,688,718. Major components of the loss include depreciation, amortisation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations. The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2011 COMPARED WITH YEAR ENDED JUNE 30, 2010

The Company did not receive any revenue in the year ending June 30, 2011, compared to revenue from license fees of $34,623 for the year ended June 30, 2010.

Expenses decreased from $228,181 for the twelve month period ending June 30, 2010 to $47,148 for the twelve month period ending June 30, 2011. Operating expenses for the twelve month period ending June 30, 2011 decreased due to lower officers management fee, consulting expenses and directors fees.

The Company recorded a net loss for the twelve month period ending June 30, 2011 of $47,148, compared to a loss of $193,558 for the twelve month period ending June 30, 2010

There was no foreign currency translation gain or loss for the year ended June 30, 2010 or for the year ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents cash equivalents decreased from $5,508 at June 30, 2010 to $158 at June 30, 2011 as a result of operating losses.

The Company had a net loss of $47,148 from operating activities for the period July 1, 2010 to June 30, 2011, primarily consisting of officers management fees, auditing and consulting fees. The Company's revenue for the twelve months ending June 30, 2011 was nil, compared to $34,623 in the twelve month period to June 30, 2010. The net loss from operating activities for the period July 1, 2010 to June 30, 2011 was lower than the net loss from operating activities for the period July 1, 2009 to June 30, 2010 primarily as a result of decreased licensing revenue and decreased officers management fees, consulting expenses and directors fees.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2011 was from increased related party payables and the proceeds from issue of common stock.

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


GOING CONCERN

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. As noted in the auditor's report included in this 10-K, "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OVERVIEW

                          ASI ENTERTAINMENT, INC.

                            FINANCIAL STATEMENTS

                            June 30, 2010 & 2011

                          ASI ENTERTAINMENT, INC.
                            Financial Statements



                             TABLE OF CONTENTS



                                                                  Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                             F-1

FINANCIAL STATEMENTS

     Balance sheets                                               F-2
     Statements of operations                                     F-3
     Statement of stockholders' deficit                            F-4
     Statements of cash flows                                     F-5
     Notes to financial statements                           F-6, F-13

                De Joya Griffith & Company, LLC
          CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

        2580 Anthem Village Drive, Henderson, NV  89052
     Telephone (702) 563-1600  -  Facsimile (702) 920-8049


To The Board of Directors and Stockholders
ASI Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of ASI Entertainment, Inc as of June 30, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2011 and 2010. Management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
October 10, 2011

                          ASI ENTERTAINMENT, INC.
                               BALANCE SHEETS

                                                 2011             2010
                                             -----------        -----------
                  ASSETS

Current Assets
  Cash                                     $          158   $        5,508
                                           --------------   --------------
     Total current assets                             158            5,508
                                           --------------   --------------
Total assets                               $          158   $        5,508
                                           ==============   ==============

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses    $       18,073   $       19,122
  Related party payables                          290,571          253,723
  Due to related parties                          228,811          228,811
                                           --------------   --------------
     Total current liabilities                    537,455          501,656
                                           --------------   --------------
Total liabilities                                 537,455          501,656
                                           --------------   --------------

Stockholders' Deficit
  Preferred stock $0.0001 par value;                    -                -
     20,000,000 shares authorized;
     none issued and outstanding

  Common stock, $0.0001 par value;                 7,146            7,106
     100,000,000  shares authorized;
2010: 71,060,814 shares issued and
     outstanding
2011: 71,460,814 shares issued and
outstanding
  Additional paid-in capital                   7,999,340        7,993,381
  Subscriptions payable                          144,940          144,940
  Treasury stock - par value (50,000
  shares)                                             (5)              (5)
  Accumulated deficit                         (8,868,718)      (8,641,570)
                                           --------------   --------------
Total stockholders' deficit                     (537,297)        (496,148)
                                           --------------   --------------
Total liabilities and stockholders'
deficit                                    $         158    $       5,508
                                           ==============   ==============

                          ASI ENTERTAINMENT, INC.
                          STATEMENTS OF OPERATIONS


                               For the year  For the year
                                  ended         ended
                                  2011          2010
                              -----------   -----------
Licence fees                   $        -    $   34,623
                              -----------   -----------
Total revenue                           -        34,623

Selling, general and
administrative expenses            22,507        66,867
Officers management fee            24,641       131,314
Directors fees                          -        30,000
                              -----------   -----------

Loss from operations              (47,148)     (193,558)

                              -----------   -----------

Net loss                      $   (47,148)  $  (193,558)
                              ===========   ===========

Net income (loss) per share -
(Basic)                       $     (0.00)  $     (0.00)
                              ===========   ===========
Weighted average number of
common shares outstanding      71,263,280    68,621,685
                              ===========   ===========

























The accompanying notes are an integral part of the consolidated financial statements.

                                            ASI ENTERTAINMENT, INC.
                                      STATEMENT OF STOCKHOLDERS' DEFICIT
                           For the Years Ended June 30, 2010 and June 30, 2011

                                                                                                                       Stock
                                          Common Stock         Paid In   Subscriptions   Treasury    Accumulated       holders'
                                      Shares        Amount     Capital       Payable       Stock       Deficit          Equity
Balances at June 30, 2009           65,646,564   $    6,564  $7,885,637     $114,940     $     (5)  $(8,448,012)   $  (440,876)

Issuance of shares for cash          3,914,250          391      77,894            -            -             -         78,285

Issuance of shares payable for
services                                     -            -           -       30,000            -             -         30,000

Issuance of shares for services      1,500,000          150      29,850            -            -             -         30,000

Net loss for the year ended
June 30, 2010                                                                                          (193,558)      (193,558)
                                    ----------   ----------   ---------   ----------   ----------   -----------   ------------
Balances at June 30, 2010           71,060,814   $    7,106  $7,993,380     $144,940     $     (5)  $(8,641,570)   $  (496,149)

Issuance of stock for cash             100,000           10       2,490            -            -             -          2,500

Issuance of shares for services        300,000           30       3,470            -            -             -          3,500

Net loss for the year ended
June 30, 2011                                                                                           (47,148)       (47,148)
                                    ----------   ----------  ----------   ----------   ----------   -----------    ------------
Balances at June 30, 2011           71,460,814   $    7,146  $7,999,340     $144,490     $     (5)  $(8,688,718)    $  (537,297)
                                    ==========   ==========  ==========   ==========   ==========   ===========    ============






The accompanying notes are an integral part of the consolidated financial statements.

                          ASI ENTERTAINMENT, INC.
                          STATEMENTS OF CASH FLOWS
             For the Years Ended June 30, 2010 and June 30, 2011

                                                                       2011                    2010
                                                                ------------------      ------------------
Cash Flows from Operating Activities:
    Net loss                                                     $   (47,148)           $   (193,558)

    Adjustments to reconcile net loss to net cash
    used by operating activities:
        Compensatory stock issuances -
                                    - directors                           -                   30,000
        Compensatory stock issuances -
                                    - consultants                      3,500                  30,000
    Changes in operating assets and liabilities                             -                      -
        Accounts payable and accrued expenses                         (1,049)                (30,391)
        Related party payables                                             -                 125,564
        Unearned license fees                                              -                 (34,623)
                                                              --------------          --------------
        Net cash used in operating activities                        (44,697)                 (73,008)
                                                              --------------          --------------

Cash flow from financing activities:
    Increase/(decrease) in amount due to Advances from
    related parties                                                   36,847                       -
    Issuance of common stock                                           2,500                 78,2858
                                                              --------------          --------------
        Net cash provided by financing activities                     39,347                   78,285
                                                              --------------          --------------

Effect of exchange rate changes on cash                                   -                       -
                                                              --------------          --------------

Net Increase/(Decrease) in cash                                      (5,350)                  5,277

CASH AT THE END OF THE PERIOD                                 $          158          $       5,508
                                                              ==============           ==============

















The accompanying notes are an integral part of the consolidated financial statements.

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS


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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $8,688,718 at June 30, 2011. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, ultimately to attain profitability.

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

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The Company reviews accounts receivable at each balance sheet date and makes allowance for non-recoverability the Directors and Management consider appropriate. An allowance for doubtful accounts has been established, with accounts over one year old from date of invoicing deemed uncollectible and written off to bad debt expense. The Company did not have a bad debt expense during the years ended June 30, 2010 and 2011.

Income tax

The Company accounts for income taxes under FASB ASC 740 "Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At June 30, 2011 and 2010 the Company had net operating loss carryforwards of approximately $8,688,718 and $8,641,570, respectively for U.S. tax purposes which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $8,688,718. The change in the valuation allowance for U.S. tax purposes in 2010 and 2011 was $47,148 and $193,558, respectively.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS


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

Revenue is recognized on an accrual basis as earned under contract or license agreements. License fees are taken up in the period they become due. Revenue from ongoing royalties is taken up on an accrual basis in the period it is earned and invoiced.
In accordance with US GAAP, license fees from the agreements the Company has with Edwin Chan and ASIQ were recorded in the periods the agreements were signed and the fees became payable. Future revenue will be recorded in the period it is earned.,

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components.

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Financial instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts payable, and due to related parties, as reported in the accompanying balance sheet, approximates fair value due to their short-term maturity.

Products and services, and geographic areas

Company sales will be derived from royalty and license fees from the Company's technology. The technology is being marketed internationally under several license agreements. To date, the Company has received two license fees, but has not received any ongoing royalty income.

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

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

License Agreements

The Company has the following marketing arrangements in place:

  a. ASIQ Ltd, a Corporation with similar management and ownership to ASI, for the global marketing and implementation of SafeCell.
     Material terms:
     i.   Date of agreement - May 29, 2008
     ii.  Term - ongoing
     iii. License fee - not applicable
     iv. As required by the Company, ASIQ will develop, manufacture and market SafeCell to the airline industry.
     v. ASIQ will secure the services of Ron Chapman to assist in any product development and marketing.
     vi. ASIQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ. No royalties were received in the year ended June 30, 2011.
     vii. Should ASIQ develop other applications for the SafeCell concept outside the aviation industry, ASIQ and the Company will enter into separate agreements setting out the basis on which ASIQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.
     viii. The agreement was originally non exclusive but subsequently changed to exclusive

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

License Agreements (Continued)

  b. Chapman Reid Ltd for the ground based applications of SafeCell, named PicoBlue.
     Material terms:
     i. Agreement originally entered into between ASI Entertainment Inc. and ASIQ Ltd. ASIQ Ltd. subsequently assigned the agreement to Chapman Reid Ltd. All other terms and conditions of the agreement remain unchanged.
     ii.   Date of agreement - June 18, 2008
     iii. Term - as long as SafeCell/PicoBlue product is commercially viable.
     iv. License fee - US$200,000 due and payable June 18, 2008, taken up as a debtor at June 30,2008 and subsequently satisfied by the issue of 400,000 shares of ASIQ Ltd. common stock.
     v. The Company granted ASIQ Ltd. the exclusive world wide license to the SafeCell intellectual property for the development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ Ltd.
     vi. The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
     vii. The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
     viii. ASIQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. No royalties were received in the year ended June 30, 2011.

In addition, the Company had previously entered into an agreement which has now expired with Edwin Chan for marketing SafeCell in Eastern (excluding the People's Republic of China), Southern and South East Asia.

     Material terms:
     i.    Date of agreement - March 10, 2008
     ii. Edwin Chan was granted the right to market SafeCell in Eastern Asia (excluding the People's Republic of China), South Eastern Asia and Southern Asia.
     iii.  Term - 2 years
     iv. License fee - US$100,000 was due and payable on March 10, 2008 and was taken up as an accrual over the term of the agreement ending in March 2010. Payment was received in cash in June 2008.
     v. Edwin Chan will receive commission of 25% of the revenue received by the Company from the sale of any equipment hardware and 25% of the net revenue received by the Company from communication services generated from the SafeCell system.

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

As of June 30, 2011 and 2010, the Company has taken up as "related parties payables", $290,571 and $253,723 respectively, which due mainly to advances made by the CEO to pay for operating expenses.

As of June 30, 2011 & 2010, the Company had "due to related parties" of $228,822 which are advances made by related parties to provide capital. These amounts are non-interest bearing, unsecured and due on demand.

The Company in 2011 and 2010 incurred expenses of approximately $24,641 and $131,314 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid.


NOTE 3. LEASE COMMITMENTS

The Company has entered into an arrangement under which it uses premises at a cost of $100 per month, but has not entered into a formal lease agreement.


NOTE 4.  STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2009 had 100,000,000 shares of authorized common stock, $.0001 par value, with 65,646,564 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

During the year ended June 30, 2010, the Company issued a total of 1,500,000 shares for consulting services valued at $0.02 per share.

During the year ended June 30, 2010, the Company issued a total of 3,914,250 shares for $78,285 in cash valued at $0.02 per share.

During the year ended June 30, 2011, the Company issued a total of 100,000 shares for consulting services valued at $0.019 per share.

During the year ended June 30, 2011, the Company issued a total of 200,000 shares for consulting services valued at $0.008 per share.

During the year ended June 30, 2011, the Company issued a total of 100,000 shares for $2,500 in cash valued at $0.025 per share.

                          ASI ENTERTAINMENT, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 4.  STOCKHOLDERS' EQUITY (Continued):

Subscriptions payable

The Company as of June 30, 2009 had a total of 4,271,573 shares payable valued at $114,940.

During the year ended June 30, 2010, the Company exchanged 1,500,000 shares payable for $30,000 valued at $0.02 per share for services to directors of the Company.

As of June 30, 2011, the Company has a total of 5,771,573 shares payable to 5 individuals with a net value of $144,940.

Preferred stock

The Company as of June 30, 2011 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable


ITEM 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer and President, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2011.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2011, management preformed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President, an evaluation of the effectiveness of our disclosures controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer and President concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that a material weakness exists in the internal controls as of June 30, 2011.

Material weaknesses in the Company's internal controls exists in that there is
(1) limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements, and (2) a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors. These material weaknesses may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of June 30, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control -
                                                                        -
Integrated Framework issued by the COSO.

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

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however as weaknesses were identified subsequent to the report, the company plans to take steps to rectify these weaknesses in the future.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 78, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing. His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 59, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASIQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASIQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., a shareholder of the Company.

GRAHAM O. CHAPPELL, 66, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 59, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASIQ Ltd. since 1994 and ASI Entertainment, Inc. since its inception. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the Royal Melbourne Institute of Technology in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.




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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2011. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2011:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL           FISCAL   ANNUAL   COMPENSATION       OTHER
POSITION                      YEAR    SALARY   BONUS/AWARDS    COMPENSATION
                                                               ALL OTHER

Richard Lukso                 2011                                    $-
Chairman                      2010                               $10,000
                                                                      (2)

Ronald Chapman,               2011       -           -                $-
President                     2010       -           -                $-

Philip Shiels,                2011                               $24,641
                                                                      (1)
Chief Executive Officer       2010       -           -          $131,315
Chief Financial Officer                                               (1)

Graham Chappell               2011                                    $-
Director                      2010                               $10,000
                                                                      (2)

(1) Officers management fee.
(2) Directors fee.

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

                                       Shares of Common
                                       Stock Beneficially   Percentage of
Name, Position and Address              Owned                Shares Owned

Ronald J. Chapman (2)                             9,307,951          12.05%
President and director
160 Silvan Road,
Wattle Glen
Victoria, 3096, Australia

Graham O. Chappell (3)                            1,771,406           2.29%
Director
5 Marine Parade, Suite 2
St. Kilda,
Victoria, 3148, Australia

Philip A. Shiels (4)                              7,448,522           9.64%
Chief Financial Officer and director
39 Alta Street
Canterbury, Victoria, 3126,
Australia

Richard Lukso                                     1,140,000           1.48%
Director
5610 Via Arbolado
Tucson, AZ, 85750

Ocean View Investments Pty. Ltd. (5)              13,888,889          17.98%
100 Barkly St
St Kilda, Victoria, 3182
Australia

Eric P. van der Griend (5)                       14,157,639          18.33%
100 Barkly St
St Kilda, Victoria, 3182
Australia

All the officers and directors
as a group (4 persons)                           19,667,879          25.47%


(1) Assumes 77,232,387 shares of Common Stock issued and outstanding, or committed and to be issued.
(2) Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly and is the managing director (president) and majority shareholder of Chapman International Pty. Ltd., and may be considered the beneficial owner of the 450,000 Shares owned by it. Chapman International Pty. Ltd. is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No. 1 Trust which holds 6,631,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.
(3) Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 940,000 shares.
(4) Philip A. Shiels, Chief Executive Officer and Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 6,250,000 shares.
(5) Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 Shares.

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

On June 18, 2008, the Company entered into a Product License Agreement with ASIQ, under which:
 1. The Company granted ASIQ the exclusive world wide license to the SafeCell intellectual property for development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASIQ.
 2. The Company agreed to contract ASIQ exclusively to integrate the PicoBlue application with SafeCell for use in the SafeCell in-flight program.
 3. The Company agreed not to utilize the PicoBlue software in any application other than the in-flight program.
 4. ASIQ agreed to pay the Company a license fee of $200,000 plus royalty fees of 5% of the revenue received by ASIQ from Pico Blue.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal year ended June 30, 2010 for professional services rendered by Larry O'Donnell, CPA, P.C. were $12,600. The audit fees for the fiscal year ended June 30, 2011 for professional services rendered by De Joya Griffith & Company, LLC were $6,242.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2010 and 2011.

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

31.1 Certification of the Chief Executive Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports filed on Form 8-K for the year ending June 30, 2011:

November 5, 2010: Company announced a change in their Certifying Accountant; that the current auditor, Larry O'Donnell, CPA, P.C., had resigned; and the Board of Directors had approved De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, as the Company's independent auditor

January 13, 2011: Company filed an amendment on Form 8-K/A to its previous report on Form 8-K, which was filed on November 5, 2010 to amend the original filing to include disclosure of the fact that, effective as of December 14, 2010, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of its former auditor, Larry O'Donnell, CPA, P.C.

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

Signature                                Title                      Date
- - - - ---------                        -----                      ----


/s/ Richard Lukso                        Director                10/12/2011
- - - - --------------------------------
     Richard Lukso


/s/ Ronald J. Chapman                    Director                10/12/2011
- - - - --------------------------------
     Ronald J. Chapman


/s/ Graham O. Chappell                   Director                10/12/2011
- - - - --------------------------------
     Graham O. Chappell


/s/ Philip A. Shiels                     Director                10/12/2011
- - - - --------------------------------
     Philip A.  Shiels

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

Date: October 12, 2011

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

Date: October 12, 2011

/s/ Philip A. Shiels

Philip A. Shiels
Chief Financial Officer

                         CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K for the period ending June 30, 2011, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Executive Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Executive Officer
October 12, 2011




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

                         CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Annual Report of ASI Entertainment, Inc., a Delaware corporation (the "Company"), on Form 10-K for the period ending June 30, 2011, as filed with the Securities and Exchange Commission (the "Report"), Philip A. Shiels, Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Philip A. Shiels

Philip A. Shiels
Chief Financial Officer
October 12, 2011

[A signed original of this written statement required by Section 906 has been provided ASI Entertainment, Inc. and will be retained by ASI Entertainment, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]


</SEC-DOCUMENT>