Form 10-Q
period 2011-09-30
ASI ENTERTAINMENT INC
filed 2011-11-17
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____  to _____

Commission file number 000-27881

ASI ENTERTAINMENT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	522101695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Level 1, 45 Exhibition Street

Melbourne, Victoria, 3000, Australia

(Address of principal executive officers)

+61 3 9016 3021

(Issuer's telephone number)

_____________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

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

As of November 14, 2011, there were 71,460,814 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

	September 30, 2011 (UNAUDITED)	June 30, 2011 (AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 60	$ 158
Total current assets	60	158
TOTAL ASSETS	$ 60	$ 158

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 18,118	$ 18,073
Related party payables	297,947	290,571
Due to related parties	228,811	228,811
Total current liabilities	544,876	537,455
Total liabilities	544,876	537,455

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 71,460,814 shares issued and outstanding	7,146	7,146

Additional paid-in capital	7,999,341	7,999,340
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,696,238)	(8,688,718)
Subscriptions payable	144,940	144,940
Total stockholders' deficit	(544,816)	(537,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 60	$ 158

See accompanying notes to unaudited financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending September 30, 2011	Three Months Ending September 30, 2010

EXPENSES:
Accounting and auditing	-	8,400
Banking	267	418
Consulting fees	-	1,900
Corporate administration	406	279
Corporate promotion	637	853
Officers management fee	5,875	6,000
Office expenses, rent, utilities	335	420
Patent attorney	-	1,313

Total expenses	7,520	19,583

Net loss	$ (7,520)	$ (19,583)

Net loss per share, basic	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding, basic	71,460,814	71,110,814

See accompanying notes to unaudited financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

AS OF SEPTEMBER 30, 2011

(UNAUDITED)

	Three Months Ending September 30, 2011	Three Months Ending September 30, 2010

Cash flows from operating activities:
Net loss	$ (7,520)	$ (19,583)

Adjustments to reconcile net loss to net cash provided by operating activities:
Compensatory stock issuances - consultants	-	1,900

Changes in operating assets and liabilities:
Increase/(decrease) in:
Accounts payable and accrued expenses	46	5,685
Accounts payable related party payables	7,376	-

Net cash used in operating activities	(98)	(11,998)

Cash flow from financing activities:
Due to related party	-	6,724

Net cash provided by financing activities	-	6,724

Net decrease in cash	(98)	(5,274)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158	5,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 60	$ 234

See accompanying notes to unaudited financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2011.

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

Recent pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.  The Company has accumulated losses of approximately $8,696,238 at September 30, 2011 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses.  The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Related Party Transactions

As of September 30, 2011 and June 30, 2011, the Company has recorded as "related parties payables", $297,947 and $290,571 respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of September 30, 2011 and June 30, 2011, the Company had "due to related parties" of $228,811 which are advances made by related parties to provide capital. These amounts are non-interest bearing, unsecured and due on demand.

The Company in 2011 and 2010 incurred expenses of approximately $5,875 and $6,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses normally remain as a liability until paid.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended September 30, 2011 and the Form 10-K for the fiscal year ended June 30, 2011.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenue and gross profit was nil in the three month period ended September 30, 2011 and in the corresponding three month period ended September 30, 2010.

The Company had a net loss of $7,520 in the three month period ended September 30, 2011 compared to a net loss of $19,583 in the three month period ended September 30, 2010.  Expenses decreased from $19,583 in the three months ended September 30, 2010 to $7,520 in the three months ended September 30, 2011 because of decreased auditing fees and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities and operating revenue for payment of operating costs to date. The Company's cash and cash equivalents decreased from $158 at June 30, 2011, to $60 at September 30, 2011.

The Company incurred a net loss of $7,520 from operating activities for the period July 1, 2011 to September 30, 2011 primarily due to officers management fees.

The Company had no revenue in the three months ending September 30, 2011 and in the comparative three month period ending September 30, 2010.

The cash flow of the Company from operating activities for the three months ending September 30, 2011 was mainly from increased related party payables.

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

Management has determined that, as of September 30, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2011. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings

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

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	11/17/2011

By: /s/ Ronald J. Chapman	Director	11/17/2011

By: /s/ Philip A. Shiels	Director	11/17/2011

By: /s/ Graham O. Chappell	Director	11/17/2011