Form 10-Q
period 2011-12-31
ASI ENTERTAINMENT INC
filed 2012-02-14
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 10, 2012, there were 75,460,814 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

	December 31, 2011 (UNAUDITED)	June 30, 2011 (AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 158
Total current assets	-	158
TOTAL ASSETS	$ -	$ 158

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$ 46
Accounts payable and accrued expenses	18,994	$ 18,073
Related party payables	273,081	290,571
Due to related parties	228,811	228,811
Total current liabilities	520,932	537,455
Total liabilities	520,932	537,455

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 75,460,814 and 71,460,814 shares issued and outstanding, respectively	7,546	7,146

Additional paid-in capital	8,098,940	7,999,340
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,772,353)	(8,688,718)
Subscriptions payable	144,940	144,940
Total stockholders' deficit	(520,932)	(537,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 158

See accompanying notes to unaudited financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Dec 31, 2011	Three Months Ending Dec 31, 2010	Six Months Ending Dec 31, 2011	Six Months Ending Dec 31, 2010
EXPENSES:
Accounting and auditing	16,126	2,094	16,126	10,494
Banking	239	344	506	762
Consulting fees	-		-	3,500
Corporate administration	1,572	1,600	1,978	1,509
Corporate promotion	661	1,229	1,298	1,729
Directors fees	50,000	-	50,000	-
Officers management fee	6,000	6,098	11,875	12,098
Office expenses, rent, utilities	452	603	787	1,022
Travel	200	-	200	-
Patent attorney	865	-	865	1,313

Total expenses	76,115	12,843	83,635	32,427

Net loss	$ (76,115)	$ (12,843)	$ (83,635)	$ (32,427)

Net loss per share, basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding, basic	73,219,056	76,954,609	72,330,379	76,916,831

See accompanying notes to unaudited financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

AS OF December 31, 2011

(UNAUDITED)

	Six Months Ending December 31, 2011	Six Months Ending December 31, 2010

Cash flows from operating activities:
Net loss	$ (83,635)	$ (32,427)

Adjustments to reconcile net loss to net cash provided by operating activities:
Compensatory stock issuances - consultants	-	3,500
Compensatory stock issuances- directors	50,000	-
Changes in operating assets and liabilities:
Increase/(decrease) in:
Accounts payable and accrued expenses	967	6,980
Accounts payable related party payables	32,510	-

Net cash used in operating activities	(158)	(21,947)

Cash flow from financing activities:
Due to related party	-	16,512

Net cash provided by financing activities	-	16,512

Net decrease in cash	(158)	(5,435)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158	5,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 73

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Stock issued for payables conversion	$ 50,000

See accompanying notes to unaudited financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses of approximately $8,772,353 at December 31, 2011 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property and in seeking other investments along with general and administrative expenses.  The Company's ability to continue its operations is dependant upon its raising of capital through debt or equity financing in order to meet its working needs.

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

Note 3. Related Party Transactions

As of December 31, 2011 and June 30, 2011, the Company has recorded as "related party payables", $273,081 and $290,571, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of December 31, 2011 and June 30, 2011, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in 2011 and 2010 incurred expenses of approximately $61,875 and $12,098 respectively to entities affiliated through common stockholders and directors for management expenses and directors fees. These expenses normally remain as a liability until paid.

Note 4. Stockholders' Deficit

The Company issued 4,000,000 shares in the quarter ending December 31, 2011 to pay related party payables and notes payable to related parties.  2,000,000 shares valued at $50,000 were issued to directors in lieu of cash.  An additional 2,000,000 shares in the amount of $50,000 were issued to Shiels & Co. as a reduction to notes payable to related parties.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended December 31, 2011 and the Form 10-K for the fiscal year ended June 30, 2011.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

In the three month period ended December 31, 2011, the Company recorded revenue of nil and a gross profit of nil.  In the corresponding three month period ended December 31, 2010, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $76,115 in the three month period ended December 31, 2011 compared to a net loss of $12,843 in the three month period ended December 31, 2010.  Expenses increased from $12,843 in the three months ended December 31, 2010 to $76,115 in the three months ended December 31, 2011 because of increased audit fees and directors fees.

SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2010

In the six month period ended December 31, 2011, the Company recorded revenue of nil from and a gross profit of nil.  In the corresponding six month period ended December 31, 2010, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $83,635 in the six month period ended December 31, 2011 compared to a net loss of $32,427 in the six month period ended December 31, 2010.  Expenses increased from $32,427 in the six months ended December 31, 2010 to $83,635 in the six months ended December 31, 2011 because of increased audit fees and directors fees.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased $158 during the six month period ended December 31, 2011 from $158 at July 1, 2011 to nil at December 31, 2011.

The Company reported revenue of nil in the six months ending December 31, 2011 and nil in the six month period ending December 31, 2010.  The Company incurred a net loss of $83,635 from operating activities for the period July 1, 2011 to December 31, 2011 primarily due to auditing fees, directors fees and officers management fees.  Cash used in operating activities reduced to $(158) as a result of increased accounts payable.

The cash flow of the Company from financing activities for the six months ending December 31, 2011 was nil compared to cash flow from financing activities for the six months ending December 31, 2011 of $16,512.

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

Management has determined that, as of December 31, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2011. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	2/10/2012

By: /s/ Ronald J. Chapman	Director	2/10/2012

By: /s/ Philip A. Shiels	Director	2/10/2012

By: /s/ Graham O. Chappell	Director	2/10/2012