Form 10-Q
period 2012-03-31
ASI ENTERTAINMENT INC
filed 2012-05-10
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 10, 2012, there were 72,210,814 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

	March 31, 2012 (UNAUDITED)	June 30, 2011 (AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$120	$158
Total current assets	120	158
TOTAL ASSETS	$120	$158

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,016	$18,073
Related party payables	269,670	290,571
Due to related parties	228,811	228,811
Total current liabilities	517,497	537,455
Total liabilities	517,497	537,455

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 72,210,814 and 71,460,814 shares issued and outstanding, respectively	7,221	7,146

Additional paid-in capital	8,021,016	7,999,340
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,790,549)	(8,688,718)
Subscriptions payable	244,940	144,940
Total stockholders' deficit	(517,377)	(537,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$120	$158

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Mar. 31, 2012	Three Months Ending Mar. 31, 2011	Nine Months Ending Mar. 31, 2012	Nine Months Ending Mar. 31, 2011
REVENUE:	$-	$-	$-	$-

EXPENSES:
Accounting and auditing	2,768	2,103	18,894	12,596
Banking	340	259	846	1,021
Consulting fees	-	-	-	3,500
Corporate administration	1,892	1,138	3,870	2,647
Corporate promotion	7	325	1,304	2,054
Directors fees	-	-	50,000	-
Loss on shares issued to settle accounts payable	6,750	-	6,750	-
Officers management fee	6,231	6,186	18,106	18,284
Office expenses, rent, utilities	209	374	996	1,397
Travel	-	-	200	-
Patent attorney	-	-	865	1,313

Total expenses	18,197	10,385	101,831	42,812

Net loss	$(18,197)	$(10,385)	$(101,831)	$(42,812)

Net loss per share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic	71,605,359	77,132,387	71,897,627	76,928,683

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ending March 31, 2012	Nine Months Ending March 31, 2011
Cash flows from operating activities:
Net loss	$(101,831)	$(42,812)

Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock issuances - consultants	-	3,500
Compensatory stock issuances- directors	50,000	-
Loss on shares issued to settle accounts payable	6,750	-
Expenses paid on behalf of the company by a related party	24,649	-
Changes in operating assets and liabilities:
Increase in:
Accounts payable and accrued expenses	943	6,878
Related party payables	18,106	-

Net cash used in operating activities	(1,383)	(32,434)

Cash flow from financing activities:
Advances from related party	1,345	26,946

Net cash provided by financing activities	1,345	26,946

Net decrease in cash	(38)	(5,488)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	158	5,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Stock issued for payables conversion	15,000	-
Stock payable for debt conversion	$50,000	$-

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles used in the United States and with the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses of $8,790,549 at March 31, 2012 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property and seeking other investments along with general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of March 31, 2012 and June 30, 2011, the Company has recorded as "related party payables", $269,670 and $290,571, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of March 31, 2012 and June 30, 2011, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the nine months to March 31, 2012 and in the nine months to March 31, 2011 incurred expenses of approximately $68,106 and $18,284 respectively to entities affiliated through common stockholders and directors for management expenses and directors fees. These expenses have been classified as officers management fees and director fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

At this time the Company has no formal agreement with its directors. Currently the company does not plan on issuing additional shares or providing other compensation to its directors until the Company’s financial situation changes.

Note 4. Stockholders' Deficit

During the 3 month period ended March 31, 2012, the Company issued 750,000 shares of common stock in satisfaction of a related party payable of $15,000. As a result of this transaction the Company recorded an increase in common stock of $75, additional paid-in capital of $21,675 and a loss on shares issued to settle accounts payable of $6,750.  These shares were valued at fair market value on February 7, 2012, the agreement date.

The Company authorized to be issued 4,000,000 shares in the quarter ending December 31, 2011 to pay related party payables and notes payable to related parties.  2,000,000 shares valued at $50,000 were issued to directors in lieu of cash.  An additional 2,000,000 shares in the amount of $50,000 were issued to Shiels & Co. as a reduction to notes payable to related parties.  These shares were valued at fair market value on November 21, 2011, the date the shares were authorized to be issued. Since these shares have not been issued as of March 31, 2012 they have been recorded as stock payable.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended March 31, 2012 and the Form 10-K for the fiscal year ended June 30, 2011.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

In the three month period ended March 31, 2012, the Company recorded revenue of nil and a gross profit of nil.  In the corresponding three month period ended March 31, 2011, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $18,197 in the three month period ended March 31, 2012 compared to a net loss of $10,385 in the three month period ended March 31, 2011.  Expenses increased from $10,385 in the three months ended March 31, 2011 to $18,197 in the three months ended March 31, 2012 primarily due to a loss on shares issued to settle accounts payable.

NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO NINE MONTHS ENDED MARCH 31, 2011

In the nine month period ended March 31, 2012, the Company recorded revenue of nil from and a gross profit of nil.  In the corresponding nine month period ended March 31, 2011, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $101,831 in the nine month period ended March 31, 2012 compared to a net loss of $42,812 in the nine month period ended March 31, 2011.  Expenses increased from $42,812 in the nine months ended March 31, 2011 to $101,831 in the nine months ended March 31, 2012 because of increased audit fees, directors fees and loss on shares issued to settle accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased $38 during the nine month period ended March 31, 2012 from $158 at July 1, 2011 to $120 at March 31, 2012.

The Company reported revenue of nil in the nine months ending March 31, 2012 and nil in the nine month period ending March 31, 2011.  The Company incurred a net loss of $101,831 from operating activities for the period July 1, 2011 to March 31, 2012 primarily due to auditing fees, directors fees and officers management fees.  Cash used in operating activities reduced to $(1,383) primarily as a result of increased payables to related parties.

The cash flow of the Company from financing activities for the nine months ending March 31, 2012 was 1,345 compared to cash flow from financing activities for the nine months ending March 31, 2011 of $26,946.

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

Management has determined that, as of March 31, 2012, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2012. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	5/10/2012

By: /s/ Ronald J. Chapman	Director	5/10/2012

By: /s/ Philip A. Shiels	Director	5/10/2012

By: /s/ Graham O. Chappell	Director	5/10/2012