Form 10-K
period 2012-06-30
ASI ENTERTAINMENT INC
filed 2012-10-12
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal period ended JUNE 30, 2012

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of June 30, 2012, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.021 on that date) was approximately $1,107,602.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at October 1, 2012

Common Stock, par value $.0001 per share, 75,910,814

Documents incorporated by reference  None

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

The Company's product is intellectual property named "SafeCell".  The SafeCell intellectual property comprises a proof of concept, an approved patent in Australia and China and a patent application with national filings in the European Union. The SafeCell concept is based on turning a personal electronic device into a wireless communicator utilising the Bluetooth transmitter. The licensing of the intellectual property has produced two applications:

1. In-flight messaging and content delivery for airline and business jet passengers (Licensed to ASiQ Limited “ASiQ”)

ASiQ has developed the SafeCell aviation concept so a mobile phone or tablet in flight mode is able to send and receive SMS, MMS or emails, initiate a call (business jet only). The technology has the potential to be integrated with message based activities (eg. Twitter or Facebook). The SafeCell user interface App connects a users mobile device to an on-board Bluetooth network and utilizes the inexpensive narrowband satellite links provided by Iridum and Inmarsat. Inmarsat is the predominant airline satellite network outside the USA, and Iridium holds the same status on corporate aircraft globally. Alternate connectivity systems utilize Wi-Fi or GSM technology. They require much more expensive hardware, broadband connection and have significantly higher usage charges and certification costs.

ASiQ’s main launch platform for aircraft is Apple devices which, based on current independent research, are proliferating through the aircraft industry with both passengers and crew. ASiQ has been granted approval from Apple Inc. for two applications (“Apps”) for use on iPhones and iPads. The Apps, named BizjetMobile (for corporate jets) and IjetCell for airlines, are downloaded via the Apple iTunes App Store. ASiQ is currently flight testing on corporate aircraft in Australia and the USA.

2. The technology is also adaptable for an on-ground messaging and content delivery system (Licensed to Chapman Reid Ltd)

The ground system utilises the SafeCell technology to provide social and special purpose communication networks. The mobile phone and tablet software for the ground system is based on the aircraft application however it communicates via the internet, outside the cellular roaming network. SafeCell is capable of integrating with existing social network with messaging, including global music and media sharing/broadcast capabilities. The SafeCell ground system is targeted at 15 to 25 year olds.

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

     vi)   ASiQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASiQ. No royalties were received in the year ended June 30, 2012.

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

     viii) ASiQ agreed to pay the Company a royalty fee of 5% of the revenue  received from PicoBlue. No royalties were received in the year ended June 30, 2012.

(3) Status of any publicly announced new product or service; Refer Patents below

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

The SafeCell concept was originally created for the airline industry. As the technology evolved corporate jets were used as the test platform and as a result of flight testing, an opportunity opened up to launch the platform in the corporate aircraft world which is a faster route to market. Paralleling the development is the airline program, which is initially planned to be launched in the cockpit and cabin for crew use. This would then open up the opportunity to flight test the airline passenger solution.

Competition

In the United States, one organisation, namely GOGO Inc. (previously known as Aircell) dominates the aviation communications market. GOGO’s system connects passenger devices via Wi-Fi and have implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. GOGO currently has 1,570 airliners and 1,166 business jets connected to its system. GOGO also provides satellite communications to 5,131 corporate aircraft.

Internationally, there are two major industry players with full blown in-flight mobile phone solutions for airlines, OnAir (Airbus/SITA) and Aeromobile (Telenor/Panasonic). Both companies have developed technologies to allow passengers to use their cellular phones on aircraft.  Their technologies revolve around what is called "Picocell" technology. This is a computer at the base of a cellular tower, designed to control the cellular phones in a small GSM (Global System for Mobile communications) network. In these systems, two cable antennas must be installed along either side of the passenger cabin, above the luggage racks. When the mobile is switched on, the Picocell intercepts it and sends a signal to the phone to reduce the transmitter's power, while at the same time, switching the phone to the 1800 MHz frequency which is documented as safe for use in aircraft. When a call is made, the phone connects with the in-cabin network, the signal is sent to a Picocell. A Picocell is a series of processors that translates the phone's GSM (global system for mobile communication) signal into one that can be read by a satellite. The message is then relayed from a satellite to the ground where it connects into the Global cellular roaming network via a Telco. Initially the Aeromobile system can only handle six people simultaneously because of the limited capacity of existing aircraft satellite communication voice systems although passengers are able to send unlimited texts and SMS. Airbus/OnAir are using the newer Inmarsat broadband satellites which can handle more phone lines, however Aeromobile will have to upgrade their hardware and they both plan to set an upper limit of 28 calls at one time.

For corporate aircraft outside the United States, a satellite-based system is required and is provided by companies including GOGO, ARINC, VIASAT, OnAir and Aeromobile utilizing the Iridium, Inmarsat and Intelsat satellite networks.

The SafeCell airline program will provide flexible terms on equipment cost and revenue sharing.  The SafeCell system is designed for airlines that will be attracted to this structure, which allows the airline to offer the service at little cost to the passengers.

The Company believes SafeCell licensees and agents will be able to compete with the other companies in both the Bizjet and airlines field due to its very low equipment costs, service charges and the fact that unlike Wi-FI and GSM based systems, Bluetooth has been tested and documented as safe for use in aircraft.

The Company has been advised that once the PicoBlue technology evolves, the licensee plans to market and distribute via viral marketing, the same method by which other social networking sites have been successfully developed. Content can be distributed free of charge with trailing advertising revenues or on a user pay basis. The Company will receive royalties from any revenue streams developed. In developing their revenue base, the licensees will be competing with established social network sites as well as other forms of advertising.

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

The Company has acquired the application for an Australian patent on its "SafeCell" system and has filed an International application under the Patent Co-operation Treaty "PCT". In September 2008, the Company received notification that the International Preliminary Report on Patentability had been established. The Company has subsequently filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received notification of the approval of the Australian patent application. In January 2012, the Company received notification of the approval of the Chinese patent application. The Company is still waiting for the outcome of the European Union application and has decided not to continue with its application for the United States patent, as the modifications proposed by the US patents office were unacceptable and the cost top contest the existing claims was prohibitive.

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

As the SafeCell software is installed on a mobile phone or tablet, which are regarded as carry on devices, and operated in flight or offline mode, no aircraft certification is required however, in the majority of cases the final approval for use in flight will be at the discretion of the airline.

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

The company does not have any employees, instead contracts the Chief Executive Officer and the Chief Financial Officer (same person).

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. As of the date hereof, the Company has 75,910,814 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000 the Company's Common Stock has been quoted on the NASD OTC Bulletin Board.  Prior to that date, there was no public market for the Company's securities.  The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended	Common	Stock
	High	Low
June 30, 2010	$0.065	$0.015
September 30, 2010	$0.025	$0.0085
December 31, 2010	$0.01	$0.005
March 31, 2011	$0.025	$0.009
June 30, 2011	$0.028	$0.02
September 30, 2011	$0.023	$0.025
December 31, 2011	$0.02	$0.025
March 31, 2012	$0.022	$0.03
June 30, 2012	$0.02	$0.029

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

     vi)   ASiQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ. No royalties were received in the year ended June 30, 2012.

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

     viii) ASiQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. No royalties were received in the year ended June 30, 2012.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2012 of $8,809,532. Major components of the loss include depreciation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations.  The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2012 COMPARED WITH YEAR ENDED JUNE 30, 2011

The Company did not receive any revenue in the years ending June 30, 2012, and June 30, 2011.

Expenses increased from $47,148 for the twelve month period ending June 30, 2011 to $120,814 for the twelve month period ending June 30, 2012.  Operating expenses for the twelve month period ending June 30, 2012 increased due to higher audit fees, patent fees and directors fees.

The Company recorded a net loss for the twelve month period ending June 30, 2012 of $120,814, compared to a loss of $47,148 for the twelve month period ending June 30, 2011

There was no foreign currency translation gain or loss for the year ended June 30, 2011 or for the year ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents cash equivalents decreased from $158 at June 30, 2011 to $101 at June 30, 2012 as a result of operating losses.

The Company had a net loss of $120,814 from operating activities for the period July 1, 2011 to June 30, 2012, primarily consisting of officers’ management fees, directors fees, audit fees and patent fees.  The Company's revenue for the twelve months ending June 30, 2012 was nil, and in the twelve month period to June 30, 2011 was also nil.  The net loss from operating activities for the period July 1, 2011 to June 30, 2012 was higher than the net loss from operating activities for the period July 1, 2010 to June 30, 2011 primarily as a result of increased officers management fees, directors fees and audit fees.

The cash flow of the Company from investing activities for the twelve months ending June 30, 2012 was from an increase of intangible assets.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2012 was from increased related party payables and the proceeds from issue of common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OVERVIEW

ASI ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

June 30, 2012 and 2011

ASI ENTERTAINMENT, INC.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ASI Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of ASI Entertainment, Inc. (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2012. ASI Entertainment, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

October 5, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

(AUDITED)

	June 30,
	2012	2011
ASSETS
Current Assets
Cash	$ 101	$ 158
Prepaid expenses	500	-

Total current assets	601	158

Intangible assets, net	4,614	-

Total assets	$ 5,215	$ 158

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 23,186	$ 18,073
Related party payables	289,579	290,571
Due to related parties	228,811	228,811

Total current liabilities	541,576	537,455

Total liabilities	541,576	537,455

Stockholders' Deficit
Preferred stock $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2011: 71,460,814 shares issued and outstanding; 2012: 75,910,814 shares issued and outstanding	7,591	7,146
Additional paid-in capital	8,113,145	7,999,340
Subscriptions payable	152,440	144,940
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,809,532)	(8,688,718)

Total stockholders' deficit	(536,361)	(537,297)

Total liabilities and stockholders' deficit	$ 5,215	$ 158

See Accompanying Notes to Financial Statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended June 30, 2012	For the year ended June 30, 2011

Licence fees	$ -	$ -

Total revenue	-	-

Selling, general and administrative expenses	46,814	22,507
Officers management fee	24,000	24,641
Directors fees	50,000	-

Loss from operations	(120,814)	(47,148)

Net loss	$ (120,814)	$ (47,148)

Net loss per share - (Basic)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	74,361,498	71,263,280

See Accompanying Notes to Financial Statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended June 30, 2011 and June 30, 2012

(AUDITED)

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity
Balances at June 30, 2010			71,060,814	$ 7,106	$7,993,380	$144,940	$ (5)	$(8,641,570)	$ (496,149)
Issuance of stock for cash			100,000	10	2,490	-	-	-	2,500
Issuance of shares for services			300,000	30	3,470				3,500
Net loss for the year ended June 30, 2011								(47,148)	(47,148)

Balances at June 30, 2011			71,460,814	7,146	7,999,340	144,940	(5)	(8,688,718)	(537,297)
Issuance of shares for settlement of debt			750,000	75	21,675				21,750
Issuance of common stock payable for services						100,000			100,000
Issuance of common stock for stock payable			3,700,000	370	92,130	(92,500)			-
Net loss for the year ended June 30, 2012								(120,814)	(120,814)

Balances at June 30, 2012			75,910,814	7,591	8,113,145	152,440	(5)	(8,809,532)	(536,361)

See Accompanying Notes to Financial Statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$ (120,814)	$ (47,148)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances – directors	50,000	-
Compensatory stock issuances – consultants	-	3,500
Loss on shares issued to settle accounts payable	6,750	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	5,113	(1,049)
Increase in related party payables	24,000
Increase in prepaid expenses	(500)

Net cash used in operating activities	(35,451)	(44,697)

Cash flows from investing activities:
Increase in intangible assets	(4,614)	-

Net cash used by investing activities	(4,614)	-

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	38,529	-
Advances from related party	1,479	36,847
Proceeds from issuance of common stock	-	2,500

Net cash provided by financing activities	40,008	39,347

Net Increase/(Decrease) in cash	(57)	(5,350)
Cash, beginning of period	158	5,508

Cash, end of period	$ 101	$ 158

Supplemental schedule of non-cash activities

Stock issued for payables conversion	$ 15,000	$ -

Stock issued for payable conversion	$ 50,000	$ -

See Accompanying Notes to Financial Statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ASI Entertainment, Inc. ("ASI", the "Company"), was incorporated in the State of Delaware on April 29, 1998. ASI owns the intellectual property in the SafeCell product.

Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America.  The financial statements are expressed in United States dollars.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $8,809,532 at June 30, 2012. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

At June 30, 2012 and 2011 the Company had net operating loss carryforwards of which begin to expire in 2018. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $8,809,532. The change in the valuation allowance for U.S. tax purposes in 2012 and 2011 was $47,148 and $120,814, respectively.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC

505.

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

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

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

Revenue is recognized on an accrual basis as earned under contract or license agreements. License fees are taken up in the period they become due. Revenue from ongoing royalties is recognized on an accrual basis in the period it is earned and invoiced.

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

Recent Accounting Pronouncements

The company has evaluated the recent accounting pronouncements through ASU 2012-03 and believes that none of them have a material effect on the Company’s financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

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

Goodwill, Trademarks and Other Intangible Assets

In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of future cash flows. If the sum of the expected future cash flows is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

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

vi.  ASiQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASiQ. No royalties were received in the year ended June 30, 2012.

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

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

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

viii. ASiQ agreed to pay the Company a royalty fee of 5% of the revenue received from PicoBlue. No royalties were received in the year ended June 30, 2012.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2012 and 2011, the Company has incurred as "related parties payables", $289,579 and $290,571 respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of June 30, 2012 & 2011, the Company had "due to related parties" of $228,811 which are advances made by related parties to provide capital. These amounts are non-interest bearing, unsecured and due on demand.

The Company in 2012 and 2011 incurred expenses of approximately $24,000 and $24,640 respectively to entities affiliated through common stockholders and directors for management expenses.

NOTE 3 - LEASE COMMITMENTS

The Company has entered into an arrangement with a related party under which it uses premises at no cost and has not entered into a formal lease agreement.  Although no payments were required the during the year ended June 30, 2012 the Company provided good to the related party which were valued at $599.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2010 had 100,000,000 shares of authorized common stock, $.0001 par value, with 71,060,814 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

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

During the year ended June 30, 2012, the Company issued a total of 1,700,000 shares for directors fees valued at $0.025 per share.

During the year ended June 30, 2012, the Company issued a total of 2,000,000 shares for reduction of related accounts payable valued at $0.025 per share.

During the year ended June 30, 2012, the Company issued a total of 750,000 shares for reduction of related accounts payable valued at $0.02 per share.

Subscriptions payable

The Company as of June 30, 2010 had a total of 5,771,573 shares payable valued at $144,940.

As of June 30, 2012, the Company has a total of 6,071,573 shares payable to 6 individuals with a net value of $152,440.

Preferred stock

The Company as of June 30, 2012 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

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

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2012.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2012, management preformed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President, an evaluation of the effectiveness of our disclosures controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer and President concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that a material weakness exists in the internal controls as of June 30, 2012.

Material weaknesses in the Company's internal controls exists in that there is (1) limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements, and (2) a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors. These material weaknesses may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of June 30, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control -Integrated Framework issued by the COSO.

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

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however as weaknesses were identified subsequent to the report, the company plans to take steps to rectify these weaknesses in the future.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name:	Title:
Richard Lukso	Chairman and Director
Ronald J. Chapman	President and Director
Graham O. Chappell	Director
Philip A. Shiels	Chief Executive Officer, Chief Financial Officer and Director

All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, the Company's Bylaws provide for not less than one, nor more than seven directors. Currently, there are four directors of the Company. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 79, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 60, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 67, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 60, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASiQ Ltd. since 1994 and ASI Entertainment, Inc. since its inception. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2011. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2012:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2012 2011	- -	- -	$12,500 (2) $ -
Ronald Chapman, President	2012 2011	- -	- -	$12,500 (2) $ -
Philip Shiels, Chief Executive Officer Chief Financial Officer	2012 2011	- -	- -	$36,500 (1)and(2) $24,641 (1)
Graham Chappell, Director	2012 2011	- -	- -	$12,500 (2) $ -

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 160 Silvan Road, Wattle Glen, Vic., 3096 Australia	9,307,951	12.26%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	2,271,406	2.99%
Philip A. Shiels (4) Chief Executive Officer, Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	9,948,522	13.11%
Richard Lukso Director 5610 Via Arbolado Tucson, AZ, 85750	1,640,000	2.16%
Ocean View Investments Pty. Ltd. (5) 100 Barkly St St Kilda, Vic., 3182 Australia	13,888,889	18.30%
Eric P. van der Griend (5) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	18.65%
All the officers and directors as a group (4 persons)	23,167,879	30.52%

(1)  Assumes 75,910,814 shares of Common Stock issued and outstanding.

(2)  Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly. Mr Chapman is the managing director (president) and  majority shareholder of Chapman International Pty. Ltd., which is the  controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr.Chapman holds the power of attorney for the trustee of the Research No.1 Trust which holds 6,631,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.

(3)  Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 1,140,000 shares.

(4)  Philip A. Shiels, Chief Executive Officer and Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 6,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 2,500,000 shares.

(5)  Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ronald Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASiQ Pty. Ltd., now named ASiQ Ltd. ("ASiQ").  On February 28, 2007, the Company entered into an agreement to purchase the SafeCell intellectual property from ASiQ for $250,000.  Since the SafeCell acquisition, the Company has looked to ASiQ and the SafeCell creators to develop the flight test system and to promote SafeCell to the aviation industry. Future licensing of SafeCell to ASiQ for airline opportunities will be negotiated on a case by case basis.

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

On June 18, 2008, the Company entered into a Product License Agreement with ASiQ, under which:

 1. The Company granted ASiQ the exclusive worldwide license to the SafeCell intellectual property for development, marketing and sale for any ground based applications, including the PicoBlue application which has been developed by ASiQ.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal years ended June 30, 2011 and June 30, 2012 for professional services rendered by De Joya Griffith & Company, LLC were $6,242 and $20,400 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2011 and 2012.

TAX FEES

None

ALL OTHER FEES

There were no other fees filled for services.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Actof 2002)

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports filed on Form 8-K for the year ending June 30, 2012:

No Reports were filed in the year ending June 30, 2012.

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

Signature	Title	Date

/s/ Richard Lukso	Director	10/11/2012
Richard Lukso

/s/ Ronald J. Chapman	Director	10/11/2012
Ronald J. Chapman

/s/ Graham O. Chappell	Director	10/11/2012
Graham O. Chappell

/s/ Philip A. Shiels	Director	10/11/2012
Philip A. Shiels