Form 10-Q
period 2012-09-30
ASI ENTERTAINMENT INC
filed 2012-11-13
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, there were 75,910,814 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	June 30, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 69	$ 101
Prepaid expenses	-	500
Total current assets	69	601
Intangible assets, net	4,614	4,614
TOTAL ASSETS	$ 4,683	$ 5,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 28,086	$ 23,186
Related party payables	301,342	289,579
Due to related parties	228,811	228,811
Total current liabilities	558,239	541,576
Total liabilities	558,239	541,576

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 75,910,814 and 75,910,814 shares issued and outstanding, respectively	7,591	7,591

Additional paid-in capital	8,113,145	8,113,145
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,826,727)	(8,809,532)
Subscriptions payable	152,440	152,440
Total stockholders' deficit	(553,556)	(536,361)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,683	$ 5,215

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending September 30,
	2012	2011
REVENUE:	$ -	$ -

EXPENSES:
Accounting and auditing	10,525	-
Banking	198	267
Corporate administration	375	406
Corporate promotion	-	637
Officers management fee	6,000	5,875
Office expenses, rent, utilities	97	335

Total expenses	17,195	7,520

Net loss	$ (17,195)	$ (7,520)

Net loss per share, basic	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding, basic	75,910,814	71,460,814

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ending September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$ (17,195)	$ (7,520)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	500	-
Increase in accounts payable	4,900	46
Increase in related party payables	6,000	7,376

Net cash used in operating activities	(5,795)	(98)

Cash flow from financing activities:
Expenses paid on behalf of the company by a related party	5,597	-
Advances from related party	166	-

Net cash provided by financing activities	5,763	-

Net decrease in cash	(32)	(98)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101	158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 69	$ 60

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles used in the United States of America and with the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2012.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses of $8,826,727 at September 30, 2012 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of September 30, 2012 and June 30, 2012, the Company has recorded as "related party payables", $301,342 and $289,579, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of September 30, 2012 and June 30, 2012, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months to September 30, 2012 and in the three months to September 30, 2011 incurred expenses of approximately $6,000 and $5,875 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officers management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the 3 month period ended September 30, 2012, the Company did not issue any shares of common stock.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended September 30, 2012 and the Form 10-K for the fiscal year ended June 30, 2012.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

In the three month period ended September 30, 2012, the Company recorded revenue of nil and a gross profit of nil.  In the corresponding three month period ended September 30, 2011, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $17,195 in the three month period ended September 30, 2012 compared to a net loss of $7,520 in the three month period ended September 30, 2011. Expenses increased from $7,520 in the three months ended September 30, 2011 to $17,195 in the three months ended September 30, 2012 primarily due to audit fees.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased $32 during the three month period ended September 30, 2012 from $101 at July 1, 2012 to $69 at September 30, 2012.

The Company reported revenue of nil in the three months ending September 30, 2012 and nil in the three month period ending September 30, 2011.  The Company incurred a net loss of $17,195 from operating activities for the period July 1, 2012 to September 30, 2012 primarily due to auditing fees and officer’s management fees.  Cash used in operating activities reduced to $(5,795) during the three months ended September 30, 2012 from $98 during the comparative prior period primarily as a result of increased payables to related parties.

The cash flow of the Company from financing activities for the three months ending September 30, 2012 was $5,763 compared to cash flow from financing activities for the nine months ending September 30, 2011 of nil.

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

Management has determined that, as of September 30, 2012, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2012. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

None

Signatures

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	11/9/2012

By: /s/ Ronald J. Chapman	Director	11/9/2012

By: /s/ Philip A. Shiels	Director	11/9/2012

By: /s/ Graham O. Chappell	Director	11/9/2012