Form 10-Q
period 2012-12-31
ASI ENTERTAINMENT INC
filed 2013-02-12
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 04, 2013, there were 75,910,814 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2012	June 30, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 67	$ 101
Prepaid expenses	2,572	500
Total current assets	2,639	601
Intangible assets, net	4,614	4,614
TOTAL ASSETS	$ 7,253	$ 5,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 23,596	$ 23,186
Related party payables	323,012	289,579
Due to related parties	228,811	228,811
Total current liabilities	575,419	541,576
Total liabilities	575,419	541,576

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 75,910,814 and 75,910,814 shares issued and outstanding, respectively	7,591	7,591

Additional paid-in capital	8,113,145	8,113,145
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,841,337)	(8,809,532)
Subscriptions payable	152,440	152,440
Total stockholders' deficit	(568,166)	(536,361)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 7,253	$ 5,215

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Dec 31, 2012	Three Months Ending Dec 31, 2011	Six Months Ending Dec 31, 2012	Six Months Ending Dec 31, 2011
EXPENSES:
Accounting and auditing	5,500	16,126	16,025	16,126
Banking	369	239	567	506
Corporate administration	2,140	1,572	2,515	1,978
Corporate promotion	-	661	-	1,298
Directors fees	-	50,000	-	50,000
Officers management fees	6,000	6,000	12,000	11,875
Office expenses, rent, utilities	234	452	331	787
Travel	-	200	-	200
Patent fees	367	865	367	865

Total expenses	14,610	76,115	31,805	83,635

Net loss	$ (14,610)	$ (76,115)	$ (31,805)	$ (83,635)

Net loss per share, basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding, basic	75,910,814	73,219,056	75,910,814	72,330,379

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ending December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (31,805)	$ (83,635)

Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock issuances - directors	-	50,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	2,072	-
Increase in accounts payable	410	967
Increase in related party payables	12,000	11,875

Net cash used in operating activities	(21,467)	(20,793)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	15,870	20,635
Advances from related party	333	-
Payment made on AP by related party	5,230	-

Net cash provided by financing activities	21,433	20,635

Net decrease in cash	(34)	(158)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101	158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 67	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:

Shares issued for payables conversion	$ -	$ 50,000

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

(UNAUDITED

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

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Capitalized costs are amortized based on current and future revenue for each asset with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the asset.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses of $8,841,337 at December 31, 2012 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of December 31, 2012 and June 30, 2012, the Company has recorded as "related party payables", $323,012 and $289,579, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of December 31, 2012 and June 30, 2012, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months and six month ending December 31, 2012 incurred expenses of approximately $6,000 and $12,000 respectively to entities affiliated through common stockholders and directors for management expenses. The Company in the three months and six month ending December 31, 2011 incurred expenses of approximately $6,000 and $11,875 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officers management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the 3 months and 6 months ended December 31, 2012, the Company did not issue any shares of common stock.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended December 31, 2012 and the Form 10-K for the fiscal year ended June 30, 2012.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

In the three month period ended December 31, 2012, the Company recorded revenue of nil and a gross profit of nil.  In the corresponding three month period ended December 31, 2011, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $14,610 in the three month period ended December 31, 2012 compared to a net loss of $76,115 in the three month period ended December 31, 2011. Expenses decreased from $76,115 in the three months ended December 31, 2011 to $14,610 in the three months ended December 31, 2012 primarily due to decreased audit fees and director’s fees.

SIX MONTHS ENDED DECEMBER 31, 2012 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2011

In the six month period ended December 31, 2012, the Company recorded revenue of nil and a gross profit of nil.  In the corresponding six month period ended December 31, 2011, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $31,805 in the six month period ended December 31, 2012 compared to a net loss of $83,635 in the six month period ended December 31, 2011. Expenses decreased from $83,635 in the six months ended December 31, 2011 to $31, 805 in the six months ended December 31, 2012 primarily due to decreased directors fees.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased $34 during the six month period ended December 31, 2012 from $101 at July 1, 2012 to $67 at December 31, 2012.

The Company reported revenue of nil in the six months ending December 31, 2012 and nil in the six month period ending December 31, 2011.  The Company incurred a net loss of $31,805 from operating activities for the period July 1, 2012 to December 31, 2012 primarily due to auditing fees and officers management fees.  Cash used in operating activities increased to $21,467 during the six months ended December 31, 2012 from $20,793 during the comparative prior period.

The cash flow of the Company from financing activities for the six months ending December 31, 2012 was $21,433 compared to cash flow from financing activities for the six months ending December 31, 2011 of $20,635.

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

Management has determined that, as of December 31, 2012, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2012. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	2/8/2013

By: /s/ Ronald J. Chapman	Director	2/8/2013

By: /s/ Philip A. Shiels	Director	2/8/2013

By: /s/ Graham O. Chappell	Director	2/8/2013