Form 10-Q
period 2013-03-31
ASI ENTERTAINMENT INC
filed 2013-05-10
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 7, 2013, there were 77,077,481 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	June 30, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,128	$101
Prepaid expenses	981	500
Total current assets	4,109	601
Intangible assets, net	4,614	4,614
TOTAL ASSETS	$8,723	$5,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,261	$23,186
Related party payables	326,606	289,579
Due to related parties	228,811	228,811
Total current liabilities	579,678	541,576
Total liabilities	579,678	541,576

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 77,077,481 and 75,910,814 shares issued and outstanding, respectively	7,707	7,591

Additional paid-in capital	8,135,529	8,113,145
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,854,126)	(8,809,532)
Subscriptions payable	139,940	152,440
Total stockholders' deficit	(570,955)	(536,361)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,723	$5,215

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Mar 31, 2013	Three Months Ending Mar 31, 2012	Nine Months Ending Mar 31, 2013	Nine Months Ending Mar 31, 2012
REVENUE:
Royalties	4,572	0	4,572	0
Cost of sales	0	0	0	0
GROSS REVENUE	4,572	0	4,572	0

EXPENSES:
Accounting and auditing	4,040	2,768	20,065	18,894
Banking	183	340	750	846
Corporate administration	4,788	1,892	7,303	3,870
Corporate promotion	470	7	470	1,304
Directors fees	-	-	-	50,000
Loss on shares issued to settle accounts payable	-	6,750	-	6,750
Officers management fees	6,000	6,231	18,000	18,106
Office expenses, rent, utilities	289	209	620	996
Travel	-	-	-	200
Patent fees	1,592	-	1,958	865

Total expenses	17,362	18,197	49,166	101,831

Net loss	$ (12,790)	$ (18,197)	$ (44,594)	$ (101,831)

Net loss per share, basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding, basic	76,494,147	71,605,359	76,202,481	71,897,627

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ending March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(44,595)	$(101,831)

Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock issuances - directors	-	50,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(480)	-
Increase in accounts payable	1,075	943
Increase in related party payables	12,000	18,106
Loss on shares issued to settle accounts payable	-	6,750

Net cash used in operating activities	(32,000)	(26,032)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	25,027	24,649
Advances from related party	0	1,345
Proceeds from issuance of common stock	10,000	-

Net cash provided by financing activities	35,027	25,994

Net increase (decrease) in cash	3,027	(38)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101	158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,128	$120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:

Shares issued for payables conversion	$-	$50,000

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses of $8,854,126 at March 31, 2013 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of March 31, 2013 and June 30, 2012, the Company has recorded as "related party payables", $326,606 and $289,579, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of March 31, 2013 and June 30, 2012, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months and nine month ending March 31, 2013 incurred expenses of approximately $6,000 and $18,000 respectively to entities affiliated through common stockholders and directors for management expenses. The Company in the three months and nine month ending March 31, 2012 incurred expenses of approximately $6,231 and $18,106 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended March 31, 2013, the Company issued 666,667 shares of common stock for $10,000 cash resulting in an increase in Common Stock of $67 and an increase in Additional Paid-In Capital of $9,933.

During the period, the Company also issued 500,000 shares of common stock which had previously been accrued for under Subscriptions Payable, and as a result it has increased Common Stock by $50 and Additional Paid-In Capital by $12,450.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended March 31, 2013 and the Form 10-K for the fiscal year ended June 30, 2012.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

In the three month period ended March 31, 2013, the Company recorded revenue of $4,572 from royalties received from the Company’s SafeCell intellectual property, and a gross profit of $4,572.  In the corresponding three month period ended March 31, 2012, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $12,790 in the three month period ended March 31, 2013 compared to a net loss of $18,197 in the three month period ended March 31, 2012. Revenue from royalties increased from nil in the three month period ended March 31, 2012 to $4,572 in the three month period ended March 31, 2013. Gross profit increased from nil in the three month period ended March 31, 2012 to $4,572 in the three month period ended March 31, 2013. In the three months ended March 31, 2013, expenses decreased from $18,197 in the three months ended March 31, 2012 to $17,362. In the three month period ended March 31, 2012, the Company recorded a loss on shares issued to settle accounts payable of $6,750. This expense was not incurred in the three months to March 31, 2013 although it was offset in part by increased audit and accounting, corporate administration and patent fees.

NINE MONTHS ENDED MARCH 31, 2013 COMPARED TO NINE MONTHS ENDED MARCH 31, 2012

In the nine month period ended March 31, 2013, the Company recorded revenue of $4,572 from royalties received from the Company’s SafeCell intellectual property and a gross profit of $4,572. In the corresponding six month period ended March 31, 2012, the Company recorded revenue of nil and a gross profit of nil.

The Company had a net loss of $44,594 in the nine month period ended March 31, 2013 compared to a net loss of $101,831 in the nine month period ended March 31, 2012. Revenue from royalties increased from nil in the nine month period ended March 31, 2012 to $4,572 in the nine month period ended March 31, 2013. Expenses decreased from $101,831 in the nine months ended March 31, 2012 to $49,166 in the nine months ended March 31, 2013 primarily due to decreased director’s fees.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $101 at July 1, 2012 to $3,128 at March 31, 2013.

The Company reported revenue of $4,572 in the nine months ending March 31, 2013 compared to nil in the nine month period ending March 31, 2012.  The Company incurred a net loss of $44,595 from operating activities for the period July 1, 2012 to March 31, 2013 primarily due to accounting and audit fees, corporate administration and officers management fees.  Cash used in operating activities increased to $32,000 during the nine months ended March 31, 2013 from $26,032 during the comparative prior period.

The cash flow of the Company from financing activities for the nine months ending March 31, 2013 was $35,027 compared to cash flow from financing activities for the nine months ending March 31, 2012 of $25,994.

The Company's plan for the SafeCell intellectual property will require funding for the completion of the patent application, for marketing and to set up further license and royalty agreements, and for management of the North American business aircraft rental and services business explained further in Part II, Item 6.

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution or other funding sources. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. There are no guarantees on the company’s ability to raise additional capital.

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

Management has determined that, as of March 31, 2013, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. As a result, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements of our management and a lack of segregation of duties due to the size of the company. The company plans to take steps to rectify these weaknesses in the future.

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2013. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following report on Form 8-K was filed during the last quarter:

(1) 8-K filed February 11, 2013 reporting:

“On February 8, 2013, the Company" entered into a heads of agreement with its former subsidiary, ASiQ Limited ("ASiQ") under which the Company will be responsible for managing certain services provided to the business aircraft market in North American on behalf of ASiQ. The Heads of Agreement is for a period of 45 days, during which time a formal agreement will be finalized for a period of 12 months.

Under an Agreement dated May 29, 2008, ASiQ became the licensee of the "Safecell" intellectual property owned by the Company and ASiQ obtained the right to develop, manufacture and market applications developed from the Safecell intellectual property. The Agreement provides that the Company is to receive royalties of 10% of net revenue generated. ASiQ has subsequently developed messaging applications for business aircraft which is being marketed under the brand name BizjetMobile and iJetcell.

The Heads of Agreement provides that the Company will receive an administration fee of 5% of the net revenue, in addition to its royalty entitlements. The Company will also have the option to acquire the permanent rights to the management of the BizjetMobile and iJetcell services in North America.

The directors of the Company retain shareholdings in ASiQ and three of the Company;s directors, Mr Ron Chapman, Mr Graham Chappell and Mr Philip Shiels, are directors of ASiQ.”

Signatures

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	5/7/2013

By: /s/ Ronald J. Chapman	Director	5/7/2013

By: /s/ Philip A. Shiels	Director	5/7/2013

By: /s/ Graham O. Chappell	Director	5/7/2013