Form 10-K
period 2013-06-30
ASI ENTERTAINMENT INC
filed 2013-09-20
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal period ended JUNE 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT

Commission file number 000-27881

ASI ENTERTAINMENT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	522101695
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Level 7, 24 Collins Street

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of June 30, 2013, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.012 on that date) was approximately $670,915.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at September 20, 2013

Common Stock, par value $.0001 per share, 81,577,481

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

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

ASI Entertainment, Inc was formed on April 29, 1998 as a Delaware corporation. The Company has an authorized capitalization of 100,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share.  All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. The executive offices of the Company are located at Level 7, 24 Collins Street, Melbourne, Victoria, 3000 Australia and its telephone number is +61 3-9016-3021. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021.

BUSINESS

(1) Principal products or services and their markets;

The Company's product is intellectual property named SafeCell, “The Product”. The intellectual property comprises a proof of concept, an approved patent in Australia and China and a patent application with national filings in the European Union. The concept is based on turning a personal electronic device “PED” into a wireless communicator utilizing a secondary communications port such as Bluetooth or USB rather than WiFi or GSM. The licensing of the intellectual property has produced two unique applications:

1. In-flight messaging for airline and business jet passengers, licensed to ASiQ Limited “ASiQ”. ASiQ has developed the aviation concept so a mobile phone or tablet in “flight mode” is able to send and receive SMS, emails or activate a call on the satellite phone (business jet only). The technology has the potential to be integrated with message based activities (eg. Twitter or Facebook). The user interface is an Application (“App”) that connects a user’s mobile device to an on-board Bluetooth network and utilizes the inexpensive narrowband satellite links provided by Iridum and Inmarsat. Inmarsat is the predominant airline satellite network outside the USA, and Iridium holds the same status on corporate aircraft globally. Alternate connectivity systems utilize Wi-Fi or GSM technology. They require much more expensive hardware, broadband connection and have significantly higher usage charges and certification costs.

While the initial concept was flight tested with applications developed for Nokia, Blackberry and Android devices, ASiQ’s primary focus has shifted to Apple devices which, based on independent research, are proliferating through the aircraft industry with both passengers and crew. ASiQ has been granted approval from Apple Inc. for two Apps for use on iPhones and iPads. The Apps, named BizjetMobile (for corporate jets) and IjetCell (for airlines), are downloaded via the Apple iTunes App Store. The first fully paid BizjetMobile installation commenced operation in December 2012

2. ASiQ also developed a ground based concept of the technology for an on-ground messaging and content delivery system called PicoBlue, in conjunction with Chapman Reid Ltd who were licensed to promote the technology. However the program has been shelved:

a. To allow ASiQ to focus all its efforts on aviation.

b. With ASiQ’s sole focus on Apple devices, plus the advent of 4G and low cost telco data plans, the potential on the ground is limited.

(2) Distribution methods of the products or services;

The Company’s exclusive development and distribution licensee is as follow:

a. ASiQ Ltd, a related party, for the global marketing and implementation of the aviation platform. Material terms:

i)  Date of agreement - May 29, 2008

ii)  Term - ongoing

iii) License fee - not applicable

iv) As required by the Company, ASiQ will develop, manufacture and market the products to the aviation industry.

v) ASiQ will secure the services of Ron Chapman to assist in any product development and marketing.

vi) ASiQ will pay the Company a royalty fee of 10% of the revenue generated by the products and received by ASiQ. Royalties of $6,703 were received in the year ended June 30, 2013.

vii) The agreement was originally non exclusive but subsequently changed to exclusive.

b. Under a Heads of Agreement dated February 11, 2013, subsequently formalized in an Agreement dated March 25, 2013, it was agreed:

i)  The Company’s wholly owned subsidiary, AS-IP Finance Inc. (“AS-IP”) will manage the billing and credit card collections for the North American telecommunication services designated BizjetMobile and iJetCell on behalf of ASiQ.

ii) AS-IP will receive an administration fee of 5% of the net proceeds from the BizjetCell and iJetCell services, in addition to the 10% royalty the Company is entitled to receive. Net administration fees of $160 were received in the year ended June 30, 2013.

iii) The Agreement will expire on February 8, 2014, 30 days prior to which, the Company has the option to acquire the permanent rights for managing the BizjetCell and iJetCell services.

iv) The fee for purchasing the permanent rights will be $400,000 which can be satisfied either in cash on terms to be agreed, or by the issue of 20,000,000 of the Company’s preference shares. After exercise of the option, AS-IP will retain 20% of the net revenue from the BizjetMobile and iJetCell North American services, including the 10% royalties.

(3) Status of any publicly announced new product or service;

Refer (7) Patents, below.

The Agreement with Chapman Reid Ltd. for the previously disclosed PicoBlue ground based application of the SafeCell intellectual property, is deemed to have expired as neither the Company or the licensee intend to develop or market the service in the future.

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

The SafeCell concept was originally created for the airline industry. As the technology evolved, corporate jets were used as the test platform and as a result of flight testing, an opportunity opened up to launch the platform in the corporate aircraft world which is a faster route to market. Paralleling the development is the airline program, which is initially planned to be launched in the cockpit and for cabin crew use. This would then open up the opportunity to flight test the airline passenger solution.

Competition

In the United States, one organization, namely GOGO Inc. (previously known as Aircell) dominates the aviation communications market. GOGO’s system connects passenger devices via Wi-Fi and have implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. At June 30, 2013, GOGO had 1,982 airliners and 1,684 business jets connected to its system. GOGO also provides satellite communications to 5,105 corporate aircraft.

Internationally, there are two major industry players with full blown in-flight mobile phone solutions for airlines, OnAir (fully owned by SITA) and Aeromobile (owned by Panasonic). Both companies have developed technologies to allow passengers to use their cellular phones on aircraft. Their technologies revolve around what is called "Picocell" technology. This is a computer at the base of a cellular tower, designed to control the cellular phones in a small GSM (Global System for Mobile communications) network. In these systems, two cable antennas must be installed along either side of the passenger cabin, above the luggage racks. When the mobile is switched on, the Picocell intercepts it and sends a signal to the phone to reduce the transmitter's power, while at the same time, switching the phone to the 1800 MHz frequency which is documented as safe for use in aircraft. When a call is made, the phone connects with the in-cabin network, the signal is sent to a Picocell. A Picocell is a series of processors that translates the phone's GSM (global system for mobile communication) signal into one that can be read by a satellite. The message is then relayed from a satellite to the ground where it connects into the Global cellular roaming network via a Telco. Initially the Aeromobile system could only handle six connections simultaneously because of the limited capacity of existing aircraft satellite communication voice systems although passengers are able to send unlimited texts and SMS. Airbus/OnAir are using the newer Inmarsat broadband satellites which can handle more phone lines, however Aeromobile will have to upgrade their hardware and they both plan to set an upper limit of 28 calls at one time.

For corporate aircraft outside the United States, a satellite-based system is required and is provided by companies including GOGO, ARINC, VIASAT, OnAir and Aeromobile utilizing the Iridium, Inmarsat and Intelsat satellite networks.

ASiQ’s  airline concept will provide flexible terms on equipment cost and revenue sharing. The system designed for airlines that will be attracted to this structure, which allows the airline to offer the service at little cost to the passengers.

The Company believes licensees and agents will be able to compete with the other companies in both the Bizjet and airlines field due to its very low equipment costs, little or no certification issues unlike Wi-FI and GSM based systems, and that fact that Bluetooth has been tested and documented as safe for use in aircraft.

(5) Sources and availability of raw materials and the names of principal suppliers;

Not applicable.

(6) Dependence on one or a few major customers;

The Company will be dependant on the licensees to market the product to generate the income from which the Company will receive royalties. The timing and extent of that marketing will be dependant on the resources and efforts of the licensees.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company has acquired the application for an Australian patent on its "SafeCell" system and has filed an International application under the Patent Co-operation Treaty "PCT". In September 2008, the Company received notification that the International Preliminary Report on Patentability had been established. The Company has subsequently filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received notification of the approval of the Australian patent application. In January 2012, the Company received notification of the approval of the Chinese patent application. The Company is still waiting for the outcome of the European Union application and has decided not to continue with its application for the United States patent, as the modifications proposed by the US patents office were unacceptable and the cost to contest the existing claims was prohibitive.

(8) Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

The business aircraft system is installed as a Portable Electronic Device and as such little or no certification is required.

Installation and use of aircraft avionics in airline category aircraft requires prior certification and approval by the Federal Aviation Administration ("FAA") and regulatory authorities of foreign governments on each aircraft type and for each airline.

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

As the App is installed on a mobile phone or tablet, which are regarded as carry on devices, and operated in “flight” or “offline” mode, no aircraft certification is required however, in the majority of cases the final approval for use in flight will be at the discretion of the airline.

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

The company does not have any employees, instead contracts the Chief Executive Officer and Chief Financial Officer (same person).

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than the SafeCell intellectual property. The Company maintains its corporate administration office at Level 7, 24 Collins Street, Melbourne, Victoria, 3000, Australia.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 100,000,000 shares of Common Stock, $.0001 par value, and 20,000,000 shares of preferred stock, $.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 81,577,481 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCQB.  Prior to that date, there was no public market for the Company's securities.  The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended	Common	Stock
	High	Low
June 30, 2011	$0.028	$0.02
September 30, 2011	$0.023	$0.025
December 31, 2011	$0.02	$0.025
March 31, 2012	$0.022	$0.03
June 30, 2012	$0.02	$0.029
September 30, 2012	$0.021	$0.012
December 31, 2012	$0.028	$0.012
March 31, 2013	$0.02	$0.02
June 30, 2013	$0.02	$0.0021

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

     vi)   ASiQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ. Royalties of $4,892 were received in the year ended June 30, 2013.

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

b. Under a Heads of Agreement dated February 11, 2013, subsequently formalized in an Agreement dated March 25, 2013, it was agreed:

i)  The Company’s wholly owned subsidiary, AS-IP Finance Inc. (“AS-IP”) will manage the billing and credit card collections for the North American telecommunication services designated BizjetMobile and iJetCell on behalf of ASiQ.

ii) AS-IP will receive an administration fee of 5% of the net proceeds from the BizjetCell and iJetCell services, in addition to the 10% royalty the Company was currently entitled to receive. Administration fees of $160 were received in the year ended June 30, 2013.

iii) The Agreement will expire on February 8, 2014, 30 days prior to which, the Company has the option to acquire the permanent rights for managing the BizjetCell and iJetCell services.

iv) The fee for purchasing the permanent rights will be $400,000 which can be satisfied either in cash on terms to be agreed, or by the issue of 20,000,000 of the Company’s preference shares. After exercise of the option, AS-IP will retain 20% of the net revenue from the BizjetMobile and iJetCell North American services, including the 10% royalties.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2013 of $8,872,587. Major components of the loss include depreciation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations.  The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2013 COMPARED WITH YEAR ENDED JUNE 30, 2012

The Company received revenue of $7,768 in the year ending June 30, 2013, compared to nil in the year ended June 30, 2012.

Expenses decreased from $120,814 for the twelve month period ending June 30, 2012 to $68,106 for the twelve month period ending June 30, 2013.  Operating expenses for the twelve month period ending June 30, 2013 decreased due mainly to lower directors fees.

The Company recorded a net loss for the twelve month period ending June 30, 2013 of $63,055, compared to a loss of $120,814 for the twelve month period ending June 30, 2012

There was no foreign currency translation gain or loss for the year ended June 30, 2012 or for the year ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents cash equivalents increased from $101 at June 30, 2012 to $38,977 at June 30, 2013 as a result of capital raising, but after operating losses.

The Company had a net loss of $63,055 from operating activities for the period July 1, 2012 to June 30, 2013, primarily consisting of officers’ management fees and audit fees.  The Company's revenue for the twelve months ending June 30, 2013 was $7,768, compared to nil in the twelve month period to June 30, 2012.  The net loss from operating activities for the period July 1, 2012 to June 30, 2013 was lower than the net loss from operating activities for the period July 1, 2011 to June 30, 2012 primarily as a result of decreased directors fees.

The cash flow of the Company from investing activities for the twelve months ending June 30, 2013 was nil.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2013 was from increased related party payables and the proceeds from issue of common stock.

The Company's marketing plan is based on licensing the SafeCell intellectual property from which it will receive royalties and license fees.  This plan may require significant capital from the Company for promotion and patent costs. The Company may not have sufficient funds to finance its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution.  The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company has no commitment for capital expenditure in the near future.

OUTLOOK

The following are forward looking statements and should be read in conjunction with the Forward Looking Statement in Part I. of this Form 10-K.  The Company received the first royalty revenues from its SafeCell intellectual property in the year ended June 30, 2013. In addition, the Company has entered into an arrangement detailed above, to manage the billing and credit card collections for the North American communications of the BizjetMobile and iJetCell services for which it will receive an additional administration fee of 5% of net proceeds of the services. The Company has the option to enter into a permanent arrangement for management of the services from February 8, 2014 for which it will receive a 10% administration fee in addition to the 10% royalties.  The Company expects that sales of BizjetMobile and iJetCell hardware and services will continue to expand, which the Company believes will generate increasing royalty and administration fees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OVERVIEW

ASI ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

June 30, 2013 and 2012

ASI ENTERTAINMENT, INC.

Financial Statements

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1, F2

FINANCIAL STATEMENTS
Balance sheets	F-3
Statements of operations	F-4
Statements of stockholders' deficit	F-5
Statements of cash flows	F-6
Notes to financial statements	F-7, F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ASI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of ASI Entertainment, Inc. (“the Company”) as of June 30, 2013 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc., as of June 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

Denver, CO

September 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ASI Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of ASI Entertainment, Inc. (the “Company”) as of June 30, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. ASI Entertainment, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc. as of June 30, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

October 5, 2012

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

(AUDITED)

	June 30,
	2013	2012
ASSETS
Current Assets
Cash	$38,978	$101
Prepaid expenses	-	500

Total current assets	38,978	601

Intangible assets, net	4,614	4,614

Total assets	$43,592	$5,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$25,590	$23,186
Related party payables	288,606	289,579
Due to related parties	228,811	228,811

Total current liabilities	543,007	541,576

Total liabilities	543,007	541,576

Stockholders' Deficit
Preferred stock $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2012: 75,910,814 shares issued and outstanding; 2013: 81,577,481 shares issued and outstanding	8,158	7,591
Additional paid-in capital	8,225,079	8,113,145
Subscriptions payable	139,940	152,440
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,872,587)	(8,809,532)

Total stockholders' deficit	(499,415)	(536,361)

Total liabilities and stockholders' deficit	$43,592	$5,215

See Accompanying Notes to Financial Statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended June 30, 2012	For the year ended June 30, 2011

Royalties	$6,703	$-
Administration fees	1,065	-

Total revenue	7,768	-

Cost of sales	2,717	-

Gross profit	5,051	-

Selling, general and administrative expenses	38,106	46,814
Officers management fee	30,000	24,000
Directors fees	-	50,000

Loss from operations	(68,106)	(120,814)

Net loss	$(63,055)	$(120,814)

Net loss per share - (Basic)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	77,277,481	74,361,498

See Accompanying Notes to Financial Statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended June 30, 2012 and June 30, 2013

(AUDITED)

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balances at June 30, 2011			71,460,814	7,146	7,999,340	144,940	(5)	(8,688,718)	(537,297)
Issuance of shares for settlement of debt			750,000	75	21,675				21,750
Issuance of common stock payable for services						100,000			100,000
Issuance of common stock for stock payable			3,700,000	370	92,130	(92,500)			-
Net loss for the year ended June 30, 2012								(120,814)	(120,814)

Balances at June 30, 2012			75,910,814	7,591	8,113,145	152,440	(5)	(8,809,532)	(536,361)
Issuance of shares for settlement of debt			2,000,000	200	39,800				40,000
Issuance of common stock for stock payable			500,000	50	12,450	(12,500)			0
Issuance of stock for cash			3,166,667	316	59,684				60,000
Net loss for the year ended								(63,055)	(63,055)

June 30, 2013			81,577,481	8,157	8,225,079	139,940	(5)	(8,872,587)	(499,416)

See Accompanying Notes to Financial Statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(63,055)	$(120,814)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - directors	-	50,000
Compensatory stock issuances - consultants	-	-
Loss on shares issued to settle accounts payable		6,750
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	2,404	5,113
Increase in related party payables	-	24,000
Decrease in prepaid expenses	500	(500)

Net cash used in operating activities	(60,151)	(35,451)

Cash flows from investing activities:
Increase in intangible assets	-	(4,614)

Net cash used by investing activities	-	(4,614)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	38,619	38,529
Advances from related party	408	1,479
Proceeds from issuance of common stock	60,000	-

Net cash provided by financing activities	99,027	40,008

Net Increase/(Decrease) in cash	38,876	(57)
Cash, beginning of period	101	158

Cash, end of period	$38,977	$101

Supplemental schedule of non-cash activities

Stock issued for payables conversion	$-	$15,000

Stock issued for payable conversion	$40,000	$50,000

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $8,872,587 at June 30, 2013. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At June 30, 2013 and 2012 there were deposit balances in a United States bank of $38,978 and $101 respectively.

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

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

At June 30, 2013 and 2012 the Company had net operating loss carryforwards of $2,120,002 which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $8,872,587 in 2013, compared to an allowance of $8,809,532 in 2012. The change in the valuation allowance for U.S. tax purposes in 2013 and 2012 was $63,055 and $120,814, respectively.

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

Financial instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

•

Level one - Quoted market prices in active markets for identical assets or liabilities;

•

Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

•

Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange.

Products and services, and geographic areas

Company sales will be derived from royalty and license fees from the Company's technology. The technology is being marketed internationally under license agreements.  To date, the Company has received two license fees, and has received nominal royalty income.

Stock Options

The Company has no outstanding stock options.

Recent Accounting Pronouncements

The company has evaluated the recent accounting pronouncements through ASU 2013-09 and believes that none of them have a material effect on the Company’s financial statements.

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

Intangible Assets

In the year ended June 30, 2012, the Company took up Intangible Assets of $4,614 which represented part of the cost of obtaining the patent for the Company’s SafeCell technology in China.  The Company has not made any adjustment to the balance in the year ended June 30, 2013.

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

vi.  ASiQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASiQ. Royalties of $4,892 were received in the year ended June 30, 2013.

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

b. Under a Heads of Agreement dated February 11, 2013, subsequently formalized in an Agreement dated March 25, 2013, it was agreed:

i)  The Company’s wholly owned subsidiary, AS-IP Finance Inc. (“AS-IP”) will manage the billing and credit card collections for the North American telecommunication services designated BizjetMobile and iJetCell on behalf of ASiQ.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

ii) AS-IP will receive an administration fee of 5% of the net proceeds from the BizjetCell and iJetCell services, in addition to the 10% royalty the Company was currently entitled to receive. Administration fees of $160 were received in the year ended June 30, 2013.

iii) The Agreement will expire on February 8, 2014, 30 days prior to which, the Company has the option to acquire the permanent rights for managing the BizjetCell and iJetCell services.

iv) The fee for purchasing the permanent rights will be $400,000 which can be satisfied either in cash on terms to be agreed, or by the issue of 20,000,000 of the Company’s preference shares. After exercise of the option, AS-IP will retain 20% of the net revenue from the BizjetMobile and iJetCell North American services, including the 10% royalties.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2012 and 2011, the Company has incurred as "related parties payables", $288,606 and $289,579 respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of June 30, 2012 & 2011, the Company had "due to related parties" of $228,811 which are advances made by related parties to provide capital.

The “related parties payables” and “due to related parties balances are non-interest bearing, unsecured and due on demand.  Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

The Company in 2013 and 2012 incurred expenses of approximately $30,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses.

NOTE 3 - LEASE COMMITMENTS

The Company has entered into an arrangement with a related party under which it uses premises at no cost and has not entered into a formal lease agreement.  From July 1, 2013, the Company has entered into an arrangement with a related party under which it uses premises at A$2,400 per annum and has not entered into a formal lease agreement.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2011 had 100,000,000 shares of authorized common stock, $.0001 par value, with 71,460,814 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

During the year ended June 30, 2012, the Company issued a total of 1,700,000 shares for directors fees valued at $0.025 per share.

During the year ended June 30, 2012, the Company issued a total of 2,000,000 shares for reduction of related accounts payable valued at $0.025 per share.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended June 30, 2012, the Company issued a total of 750,000 shares for reduction of related accounts payable valued at $0.02 per share.

During the year ended June 30, 2013, the Company issued a total of 2,000,000 shares for reduction of related accounts payable valued at $0.02 per share.

During the year ended June 30, 2013, the Company issued a total of 500,000 shares for directors fees valued at $0.025 per share.

During the year ended June 30, 2013, the Company issued a total of 666,667 shares $10,000 in cash valued at $0.015 per share.

During the year ended June 30, 2013, the Company issued a total of 2,500,000 shares for $50,000 in cash valued at $0.02 per share.

Subscriptions payable

The Company as of June 30, 2012 had a total of 6,071,573 shares payable valued at $152,440.

As of June 30, 2013, the Company has a total of 5,571,573 shares payable to 3 individuals with a net value of $139,940.

Preferred stock

The Company as of June 30, 2013 had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 12, 2013, the Company filed a Form 8-K to record that on April 10, 2013, the Company’s Board of Directors had dismissed De Joya Griffith LLC as its certifying independent accountant and had approved the appointment of B F Borgers CPA PC as the Company's certifying independent accountant.

There have not been any disagreements with either De Joya Griffith or B F Borgers in the year ended June 30, 2013.

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

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2013.

Based on this evaluation, the Chief Executive Officer / Chief Financial Officer and President concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2013, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President and an external advisor, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer and President concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2013. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that no material weaknesses exist in the internal controls as of June 30, 2013.

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

(c) Changes in Internal Controls over Financial Reporting

In prior filings, the Company has reported that management had identified material weaknesses of internal control over financial reporting as disclosure controls and procedures were not effective. The material weaknesses identified were caused by (1) the limited segregation of duties in regard to the preparation and review of the Company’s financial statements, and (2) a limited financial background and lack of appropriate experience and knowledge of US GAAP and SEC reporting requirements amongst the executive officers and the board of directors. As a result of the identified weaknesses, the Company has now appointed an external CPA with appropriate US GAAP and SEC reporting experience, to review the accounts and filings of this Form 10-K and future 10-Q’s. As a result, since the appointment of the external accountant in August 2013, the directors are of the opinion that there are now adequate internal controls over financial reporting.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 80, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 61, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 68, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 61, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASiQ Ltd. since 1994 and ASI Entertainment, Inc. since its inception. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2011. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2012:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2013 2012	- -	- -	$ - $12,500 (2)
Ronald Chapman, President	2013 2012	- -	- -	$ - $12,500 (2)
Philip Shiels, Chief Executive Officer Chief Financial Officer	2013 2012	- -	- -	$30,000 (1) $36,500 (1)and(2)
Graham Chappell, Director	2013 2012	- -	- -	$ - $12,500 (2)

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 160 Silvan Road, Wattle Glen, Vic., 3096 Australia	9,307,951	11.41%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	2,271,406	2.78%
Philip A. Shiels (4) Chief Executive Officer, Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	11,948,522	14.65%
Richard Lukso Director 5610 Via Arbolado Tucson, AZ, 85750	2,140,000	2.62%
Ocean View Investments Pty. Ltd. (5) 100 Barkly St St Kilda, Vic., 3182 Australia	13,888,889	17.03%
Eric P. van der Griend (5) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	17.35%
All the officers and directors as a group (4 persons)	25,667,879	31.46%

(1)  Assumes 81,577,481 shares of Common Stock issued and outstanding.

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

(4)  Philip A. Shiels, Chief Executive Officer and Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 8,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 2,500,000 shares.

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

Barry Chapman, CEO and 50% shareholder of Chapman Reid is a sibling of Ron Chapman. Barry Chapman also owns 278,612 shares in ASI Entertainment (0.4%) and 278,612 shares in ASiQ Limited (0.9%).

On February 11, 2013, the Company entered into a Heads of Agreement with its former subsidiary, ASiQ, under which the Company would become responsible for managing the billing and credit card collections for the North American telecommunication services designated BizjetMobile and iJetCell on behalf of ASiQ. The Heads of Agreement was formalized on March 25, 2013, with an Agreement including the Company’s wholly owned subsidiary, AS-IP Finance Inc. (“AS-IP”), which will expire on February 8, 2013. Under the Agreement, AS-IP will receive an administration fee of 5% of the net proceeds from the BizjetCell and iJetCell services, in addition to the 10% royalty the Company was currently entitled to receive. The Agreement will expire on February 8, 2014, 30 days prior to which, the Company has the option to acquire the permanent rights for managing the BizjetCell and iJetCell services. The fee for purchasing the permanent rights will be $400,000 which can be satisfied either in cash on terms to be agreed, or by the issue of 20,000,000 of the Company’s preference shares. After exercise of the option, AS-IP will retain 20% of the net revenue from the BizjetMobile and iJetCell North American services, including the 10% royalties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The audit fees for the fiscal years ended June 30, 2012 and June 30, 2013 for professional services rendered by De Joya Griffith & Company, LLC were $20,400 and $16,864 respectively. Audit fees paid to B F Borgers in the fiscal year ended June 30, 2013 were $1,620.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2012 and 2013.

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

(b) Reports filed on Form 8-K for the year ending June 30, 2013:

On February 11, 2013, the Company announced that it had entered into a Heads of Agreement with its former subsidiary, ASiQ Limited ("ASiQ") under which the Company would become responsible for managing certain services provided to the business aircraft market in North American on behalf of ASiQ. The Heads of Agreement provided for the Company to receive an administration fee of 5% of the net revenue, in addition to its royalty entitlements of 10% of net revenue received from the BizjetMobile and iJetcell telecommunication services in North America. The Company will also have the option to acquire the permanent rights for the management of the BizjetMobile and iJetcell telecommunication services in North America. The Heads of Agreement was formalized on March 25, 2013, with an Agreement expiring February 8, 2013.

On April 10, 2013, the Company announced that the Board of Directors had dismissed De Joya Griffith LLC as its certifying independent accountant and had approved the appointment of B F Borgers CPA PC as the Company's certifying independent accountant.

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

Signature	Title	Date

/s/ Richard Lukso	Director	9/20/2013
Richard Lukso

/s/ Ronald J. Chapman	Director	9/20/2013
Ronald J. Chapman

/s/ Graham O. Chappell	Director	9/20/2013
Graham O. Chappell

/s/ Philip A. Shiels	Director	9/20/2013
Philip A. Shiels