Form 10-Q
period 2013-09-30
ASI ENTERTAINMENT INC
filed 2013-11-08
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, there were 81,577,481 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2013	June 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,389	$38,978
Prepaid expenses	-	-
Total current assets	14,389	38,978
Intangible assets, net	4,614	4,614
TOTAL ASSETS	$19,003	$43,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,846	$25,590
Related party payables	290,985	288,606
Due to related parties	228,811	228,811
Total current liabilities	550,642	543,007
Total liabilities	550,642	543,007

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 81,577,481 and 81,577,481 shares issued and outstanding, respectively	8,158	8,158

Additional paid-in capital	8,225,079	8,225,079
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,904,811)	(8,872,587)
Subscriptions payable	139,940	139,940
Total stockholders' deficit	(531,639)	(499,415)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,003	$43,592

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Sep 30, 2013	Three Months Ending Sep 30, 2012
REVENUE:
Royalties	$3,567	$0
Cost of sales	1,357	0
GROSS PROFIT	2,210	0

EXPENSES:
Accounting and auditing	13,420	10,525
Banking	453	198
Corporate administration	1,848	375
Corporate promotion	360	-
Exchange losses	100
Officers management fees	15,000	6,000
Office expenses, rent, utilities	853	97
Patent fees	2,399	-

Total expenses	34,433	17,195

Net loss	$(32,223)	$(17,195)

Net loss per share, basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic	81,577,481	75,910,814

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ending September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(32,223)	$(17,195)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	5,256	4,900
Increase in related party payables	-	6,000
Decrease in prepaid expenses	-	500

Net cash used in operating activities	(26,967)	(5,795)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	2,378	5,597
Advances from related party	0	166

Net cash provided by financing activities	2,378	5,763

Net increase (decrease) in cash	(24,589)	(32)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,978	101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,389	$69

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2013.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an Accumulated Deficit of $8,904,810 at September 30, 2013 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of September 30, 2013 and June 30, 2013, the Company has recorded as "related party payables", $290,985 and $288,606, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of September 30, 2013 and June 30, 2013, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending September 30, 2013 and in the three months ended September 30, 2012 incurred expenses of approximately $15,000 and $6,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended September 30, 2013, the Company did not issue any shares of common stock.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended September 30, 2013 and the Form 10-K for the fiscal year ended June 30, 2013.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

In the three month period ended September 30, 2013, the Company recorded revenue of $3,567 from SafeCell royalties and BizjetMobile program fees, and cost of sales of $1,357. In the corresponding three month period ended September 30, 2012, the Company recorded revenue of nil and a gross profit of nil.

Expenses in the three months ended September 30, 2013, increased to $34,433 from $17,195 in the three months ended March 31, 2012. Expenses increased due to higher officers management fees, accounting and audit fees and patent fees.

The Company’s gross profit increased from nil in the three month period ended September 30, 2012 to $2,210 in the three month period ended September 30, 2013.

The Company had a net loss of $32,223 in the three month period ended September 30, 2013 compared to a net loss of $17,195 in the three month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $38,978 at July 1, 2013 to $14,389 at September 30, 2013.

The Company reported revenue of $3,567 in the three months ending September 30, 2013 compared to nil in the three month period ending September 30, 2012.  The Company incurred a net loss of $32,223 from operating activities for the period July 1, 2013 to September 30, 2013 primarily due to accounting and audit fees, patent fees and officers management fees.  Cash used in operating activities increased to $26,967 during the three months ended September 30, 2013 from $5,795 during the comparative prior period.

The cash flow of the Company from financing activities for the three months ending September 30, 2013 was $2,378 compared to cash flow from financing activities for the three months ending September 30, 2012 of $5,763.

The Company's plan for the SafeCell intellectual property will require funding for the completion of the patent application, for marketing and to set up further license and royalty agreements, and for management of the North American business aircraft rental and services business.

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

Our management, including the Company's Chief Executive Officer/Principal Financial Officer, and the Company's President, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined In Rule 13a- 15(e) and 15d-15e under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are adequate and effective such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2013. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	11/5/2013

By: /s/ Ronald J. Chapman	Director	11/5/2013

By: /s/ Philip A. Shiels	Director	11/5/2013

By: /s/ Graham O. Chappell	Director	11/5/2013