Form 10-Q
period 2013-12-31
ASI ENTERTAINMENT INC
filed 2014-02-12
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

_________________

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

As of February 10, 2014, there were 82,997,656 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31, 2013	June 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,975	$38,978
Accounts receivable	10,186	-
Total current assets	24,161	38,978
Intangible assets, net	4,614	4,614
TOTAL ASSETS	$28,775	$43,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,942	$25,590
Related party payables	288,606	288,606
Due to related parties	228,811	228,811
Total current liabilities	537,359	543,007
Total liabilities	537,359	543,007

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 82,997,656 and 81,577,481 shares issued and outstanding, respectively	8,300	8,158

Additional paid-in capital	8,253,341	8,225,079
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,910,160)	(8,872,587)
Subscriptions payable	139,940	139,940
Total stockholders' deficit	(508,584)	(499,415)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,775	$43,592

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Dec 31, 2013	Three Months Ending Dec 31, 2012	Six Months Ending Dec 31, 2013	Six Months Ending Dec 31, 2012
REVENUE:
License and management fees	$19,172	$-	$22,739	$-
Cost of sales	3,814	-	5,171	-
GROSS PROFIT	15,358	-	17,568	-

EXPENSES:
Accounting and auditing	2,160	5,500	15,580	16,025
Banking	388	369	841	567
Capital raising costs	734		733
Corporate administration	985	2,140	2,833	2,515
Corporate promotion	462	-	823	-
Directors fees	-	-	-	-
Officers management fees	15,000	6,000	30,000	12,000
Office expenses, rent, utilities	868	234	1,721	331
Exchange losses	110		210	-
Patent fees	-	367	2,399	367

Total expenses	20,707	14,610	55,140	31,805

Net loss	$(5,349)	$(14,610)	$(37,572)	$(31,805)

Net loss per share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic	82,287,568	75,910,814	82,050,873	75,910,814

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(37,573)	$(31,805)

Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock issuances - directors	-	-
Changes in operating assets and liabilities:
Increase in prepaid expenses		(2,072)
Increase in accounts receivable	(10,186)
Increase in accounts payable	(5,648)	410
Increase in related party payables		12,000

Net cash used in operating activities	(53,407)	(21,467)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party		15,870
Advances from related party		333
Payment made on AP by related party		5,230
Proceeds from issuance of common stock	28,404

Net cash provided by financing activities	28,404	21,433

Net decrease in cash	(25,003)	(34)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,978	101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,975	$67

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:

Shares issued for payables conversion	$3,733	$0

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an Accumulated Deficit of $8,910,160 at December 31, 2013 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of December 31, 2013 and June 30, 2013, the Company has recorded as "related party payables", $288,606 and $288,606, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of December 31, 2013 and June 30, 2013, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending December 31, 2013 and in the three months ended December 31, 2012 incurred expenses of approximately $15,000 and $6,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended December 31, 2013, the Company issued 1,233,500 shares of common stock for $24,670 cash, resulting in an increase in Common Stock of $123 and an increase in Additional Paid-In Capital by $24,546.

During the three month period ended December 31, 2013, the Company issued 186,675 shares of common stock for reduction of Accounts Payable, resulting in an increase in Common Stock of $18 and an increase in Additional Paid-In Capital by $3,715.

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

The following discussion should be read in conjunction with the accompanying financial statements for the six month period ended December 31, 2013 and the Form 10-K for the fiscal year ended June 30, 2013.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

In the three month period ended December 31, 2013, the Company recorded revenue of $19,172 from SafeCell license fees and BizjetMobile program fees, and cost of sales of $3,814, resulting in a Gross Profit of $15,358. In the corresponding three month period ended December 31, 2012, the Company recorded revenue of nil and Gross Profit of nil.

Expenses in the three months ended December 31, 2013, increased to $20,707 from $14,610 in the three months ended December 31, 2012. Expenses increased due mainly to higher officers management fees.

The Company had a net loss of $5,349 in the three month period ended December 31, 2013 compared to a net loss of $14,610 in the three month period ended December 31, 2012.

SIX MONTHS ENDED DECEMBER 31, 2013 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2012

In the six month period ended December 31, 2013, the Company recorded revenue of $22,739 from SafeCell license fees and BizjetMobile program fees, and cost of sales of $5,171, resulting in a Gross Profit of $17,568. In the corresponding three month period ended December 31, 2012, the Company recorded revenue of nil and Gross Profit of nil.

Expenses in the six months ended December 31, 2013, increased to $55,140 from $31,805 in the six months ended December 31, 2012. Expenses increased due mainly to higher officers management fees.

The Company had a net loss of $37,572 in the six month period ended December 31, 2013 compared to a net loss of $31,805 in the six month period ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $38,978 at July 1, 2013 to $13,975 at December 31, 2013.

The Company reported revenue of $22,739 in the six months ending December 31, 2013 compared to nil in the six month period ending December 31, 2012.  The Company incurred a net loss of $37,573 from operating activities for the period July 1, 2013 to December 31, 2013 primarily due to accounting and audit fees and officers management fees.  Cash used in operating activities increased to $53,407 during the six months ended December 31, 2013 from $21,466 during the comparative prior period.

The cash flow of the Company from financing activities for the six months ending December 31, 2013 was $28,403 compared to cash flow from financing activities for the six months ending December 31, 2012 of $21,433.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2013. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	2/10/2014

By: /s/ Ronald J. Chapman	Director	2/10/2014

By: /s/ Philip A. Shiels	Director	2/10/2014

By: /s/ Graham O. Chappell	Director	2/10/2014