Form 10-Q
period 2014-03-31
ASI ENTERTAINMENT INC
filed 2014-05-12
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 000-27881

ASI ENTERTAINMENT, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	522101695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 3, Level 7, 24 Collins Street

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

As of May 8, 2014, there were 85,477,127 outstanding shares of the issuer's Common Stock, $0.0001 par value.

ASI ENTERTAINMENT, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ASI ENTERTAINMENT, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2014	June 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,604	$38,978
Accounts receivable	8,695	-
Total current assets	48,299	38,978
Intangible assets, net	4,614	4,614
TOTAL ASSETS	$52,913	$43,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,145	$25,590
Related party payables	275,005	288,606
Due to related parties	228,811	228,811
Total current liabilities	522,961	543,007
Total liabilities	522,961	543,007

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 85,477,127 and 81,577,481 shares issued and outstanding, respectively	8,547	8,158

Additional paid-in capital	8,306,346	8,225,079
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,924,876)	(8,872,587)
Subscriptions payable	139,940	139,940
Total stockholders' deficit	(470,048)	(499,415)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,913	$43,592

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Mar 31, 2014	Three Months Ending Mar 31, 2013	Nine Months Ending Mar 31, 2014	Nine Months Ending Mar 31, 2013
REVENUE:
License and management fees	$26,680	$4,572	$49,419	$4,572
Cost of sales	12,273	-	17,445	-
GROSS PROFIT	14,407	4,572	31,974	4,572

EXPENSES:
Accounting and auditing	2,040	4,040	17,620	20,065
Banking	398	183	1,239	750
Capital raising costs	2,536		3,269
Corporate administration	6,913	4,788	9,746	7,303
Corporate promotion	737	470	1,560	470
Directors fees	-	-	-	-
Officers management fees	15,000	6,000	45,000	18,000
Office expenses, rent, utilities	1,499	289	3,220	620
Exchange losses	-		210	-
Patent fees	-	1,592	2,399	1,958

Total expenses	29,123	17,362	84,263	49,166

Net loss	$(14,716)	$(12,790)	$(52,289)	$(44,594)

Net loss per share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic	84,237,391	76,494,147	82,050,873	76,202,481

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(52,289)	$(44,595)

Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock issuances – directors	-	-
Changes in operating assets and liabilities:
Increase in prepaid expenses		(480)
Increase in accounts receivable	(8,695)
Increase in accounts payable	(6,445)	1,075
Decrease in related party payables	(13,602)	12,000

Net cash used in operating activities	(81,031)	(32,000)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	-	25,027
Advances from related party		0
Payment made on AP by related party		0
Proceeds from issuance of common stock	81,657	10,000

Net cash provided by financing activities	81,657	35,027

Net increase in cash	626	3,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,978	101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,604	$3,128

The accompanying notes are an integral part of these financial statements.

ASI ENTERTAINMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an Accumulated Deficit of $8,924,876 at March 31, 2014 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of March 31, 2014 and June 30, 2013, the Company has recorded as "related party payables", $275,005 and $288,606, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of March 31, 2014 and June 30, 2013, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending March 31, 2014 and in the three months ended March 31, 2013 incurred expenses of approximately $15,000 and $6,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended March 31, 2014, the Company issued 2,479,471 shares of common stock for $53,253 cash, resulting in an increase in Common Stock of $248 and an increase in Additional Paid-In Capital by $53,005.

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

The following discussion should be read in conjunction with the accompanying financial statements for the nine month period ended March 31, 2014 and the Form 10-K for the fiscal year ended June 30, 2013.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

In the three month period ended March 31, 2014, the Company recorded revenue of $26,680 from license and management fees, and Cost of Sales of $12,273, resulting in a Gross Profit of $14,407. In the corresponding three month period ended March 31, 2013, the Company recorded revenue of $4,572, nil Cost of Sales and Gross Profit of $4,572.

Expenses in the three months ended March 31, 2014, increased to $29,123 from $17,362 in the three months ended March 31, 2013. Expenses increased due mainly to higher officers management fees.

The Company had a net loss of $14,716 in the three month period ended March 31, 2014 compared to a net loss of $12,790 in the three month period ended March 31, 2013.

NINE MONTHS ENDED MARCH 31, 2014 COMPARED TO NINE MONTHS ENDED MARCH 31, 2013

In the nine month period ended March 31, 2014, the Company recorded revenue of $49,419 from license and management fees, and Cost of Sales of $17,445, resulting in a Gross Profit of $31,974. In the corresponding nine month period ended March 31, 2013, the Company recorded revenue of $4,572 and Gross Profit of $4,572.

Expenses in the nine months ended March 31, 2014, increased to $84,263 from $49,166 in the nine months ended March 31, 2013. Expenses increased due mainly to higher officers management fees.

The Company had a net loss of $52,289 in the nine month period ended March 31, 2014 compared to a net loss of $44,594 in the nine month period ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $38,978 at July 1, 2013 to $39,604 at March 31, 2014.

The Company reported revenue of $49,419 in the nine months ending March 31, 2014 compared to $4,572 in the nine month period ending March 31, 2013.  The Company incurred a net loss of $52,289 from operating activities for the period July 1, 2013 to March 31, 2014 primarily due to accounting and audit fees and officers management fees.  Cash used in operating activities increased to $81,031 during the nine months ended March 31, 2014 from $32,000 during the comparative prior period.

The cash flow of the Company from financing activities for the nine months ending March 31, 2014 was $81,657 compared to cash flow from financing activities for the nine months ending March 31, 2013 of $35,027.

The Company's plan for its intellectual property will require funding for the completion of the patent application, for marketing and to set up further license and royalty agreements, and for management of the North American business aircraft rental and services business.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2014. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 Legal Proceedings

None

ITEM 1A. Risk Factors

The Company is a smaller reporting company and is not required to provide this information.

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

ASI ENTERTAINMENT, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	5/8/2014

By: /s/ Ronald J. Chapman	Director	5/8/2014

By: /s/ Philip A. Shiels	Director	5/8/2014

By: /s/ Graham O. Chappell	Director	5/8/2014