Form 10-K
period 2014-06-30
AS-IP TECH INC
filed 2014-09-26
CIK 1067873

ANNUAL REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal period ended JUNE 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT

Commission file number 000-27881

AS-IP TECH, INC.

(Formerly ASI ENTERTAINMENT, INC.)

(Exact name of small business issuer as specified in its charter)

Delaware	522101695
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 3, Level 7, 24 Collins Street

Melbourne, Victoria, 3000, Australia

(Address of principal executive officers)

+61 3-9016-3021

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of June 30, 2014, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.028 on that date) was approximately $1,699,063.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at September 15, 2014

Common Stock, par value $.0001 per share, 86,348,704

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

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

AS-IP Tech, Inc. (formerly ASI Entertainment, Inc.) was formed on April 29, 1998 as a Delaware corporation. The Company has an authorised capital of 500,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 50,000,000 shares of preferred stock, par value $.0001 per share.  All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. The executive offices of the Company are located at Suite 3, Level 7, 24 Collins Street, Melbourne, Victoria, 3000 Australia and its telephone number is +61 3-9016-3021. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021 and its telephone number is +1 424-888-2212.

BUSINESS

(1) Principal products or services and their markets;

The Company's product is ownership of intellectual property named SafeCell, “The Product”. The intellectual property comprises a proof of concept, an approved patent in Australia and China. The concept is based on turning a personal electronic device “PED” into a wireless communicator utilizing a secondary communications port such as Bluetooth or USB rather than WiFi or GSM. The licensing of the intellectual property has produced a unique inflight communication system called BizjetMobile:

BizjetMobile services are delivered as a smartphone application (“App”), that restricts access to live internet, and prevents the PED, say a smart phone or tablet, downloading data in background mode. The App is designed to differentiate between normal communications and live Internet.

Normal communications such as SMS and email can be constrained to use minimal data without compromising speed, which in turn reduces communication costs. To achieve this, the BizjetMobile gateway strips out all superfluous data from an email including logo’s, electronic signatures, HTML coding and attachments. The gateway crops emails to 1,500 characters, compresses and encrypts the body of the message and delivers it to an aircraft.  By stripping an email to 1,500 characters, it can be delivered globally for as little as 1 cent.  An operator can have unlimited global access per aircraft for only $899 per month, and the passengers and crew can stay online for the entire flight.

Should a user wish to view a larger email or an email with an attachment, then they select live Internet on the App.   The App advises them they are about to access live Internet and then how much they will be charged for the service. This way, the user only pays for the data they want and when they want it, rather than paying for every email in their Inbox.  Once the user activates and accepts the live Internet charges, the App notifies them at regular intervals how much data they are consuming. The benefit is there are no surprise bills at the end of the flight.

The additional bonus for the aircraft owner is they can restrict the pilot and crew’s access to live Internet, while still allowing data communications to enhance operations.

Once a user is registered with BizjetMobile, the technology will locate that user on any BizjetMobile enabled aircraft and send and deliver SMS and Email wherever the user flies.

BizjetMobile comprises 3 components:

1.

Two smartphone/tablet Apps.

•

One App for aircraft equipped with narrowband Iridium satellite connectivity called CHiiMP.

•

A second App for aircraft equipped with broadband Inmarsat satellite connectivity, called GRRRILLA

2.

A custom designed smart router, that controls any aircraft satellite link.

3.

Multiple cloud based gateways that run autonomously, and manage the global telecommunications network.

(2) Distribution methods of the products or services;

The Company’s exclusive development and distribution licensee is as follow:

a.

ASiQ Ltd, a related party, for the global marketing and implementation of the aviation platform.

Material terms:

i)  Date of agreement - May 29, 2008

ii)  Term - ongoing

iii) License fee - ASiQ will pay the Company a license fee of 10% of the net revenue generated by the products and received by ASiQ.

iv) As required by the Company, ASiQ will develop, manufacture and market the products to the aviation industry.

v) ASiQ will secure the services of Ron Chapman to assist in any product development and marketing.

vi)    Should ASiQ develop other applications for the SafeCell concept outside the aviation industry, ASiQ and the Company will enter into separate agreements setting out the basis on which ASiQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.

vii) The agreement was originally non exclusive but subsequently changed to an exclusive agreement.

b. Under a Heads of Agreement dated February 11, 2013, subsequently formalized in an Agreement dated March 25, 2013, and extended to September 25, 2014, it was agreed:

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

The Company has been advised by ASiQ Ltd. that it has now established a US subsidiary and will no longer require the Company to manage the billings for its North American operations, and hence the Agreement will lapse.

(3) Status of any publicly announced new product or service;

None

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

ASiQ’s  SafeCell concept was originally created for the airline industry. As the technology evolved, corporate jets were used as the test platform and as a result of flight testing, an opportunity opened up to launch the platform in the corporate aircraft world which is a faster route to market.  While ASiQ has advised that its focus will be the corporate aircraft market, it will look at options to enter the airline industry, but this will require expanded resources.

Competition

In the United States, one organization, namely GOGO Inc. (previously known as Aircell) dominates the aviation communications market. GOGO’s system connects passenger devices via Wi-Fi and have implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. At June 30, 2014, GOGO had 2,058 airliners and 2,415 business jets connected to its system. The Aircell division of GOGO also provides Iridium satellite communications to 5,224 corporate aircraft. These are legacy satellite systems and GOGO Biz Services cannot be delivered by Iridium. 50% of the BizjetMobile customers are connected via the Aircell Iridium system.

Internationally, there are two major industry players with full blown in-flight mobile phone solutions for airlines, OnAir (owned by SITA) and Aeromobile (owned by Panasonic). Both companies have developed technologies to allow passengers to use their cellular phones on aircraft. Their technologies revolve around what is called "Picocell" technology. This is a computer at the base of a cellular tower, designed to control the cellular phones in a small GSM (Global System for Mobile communications) network. In these systems, two cable antennas must be installed along either side of the passenger cabin, above the luggage racks. When the mobile is switched on, the Picocell intercepts it and sends a signal to the phone to reduce the transmitter's power, while at the same time, switching the phone to the 1800 MHz frequency, which is documented as safe for use in aircraft. When a call is made, the phone connects with the in-cabin network, the signal is sent to a Picocell. A Picocell is a series of processors that translates the phone's GSM (global system for mobile communication) signal into one that can be read by a satellite. The message is then relayed from a satellite to the ground where it connects into the Global cellular roaming network via a Telco. Initially the Aeromobile system could only handle six connections simultaneously because of the limited capacity of existing aircraft satellite communication voice systems although passengers are able to send unlimited texts and SMS. Airbus/OnAir are using the newer Inmarsat broadband satellites which can handle more phone lines, however Aeromobile will have to upgrade their hardware and they both plan to set an upper limit of 28 calls at one time.

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

The Company believes licensees and agents will be able to compete with the other companies in both the business aircraft and airlines field due to its very low equipment costs, little or no certification issues unlike Wi-FI and GSM based systems, and that fact that Bluetooth has been tested and documented as safe for use in aircraft.

(5) Sources and availability of raw materials and the names of principal suppliers;

Not applicable.

(6) Dependence on one or a few major customers;

The Company will be dependent on the licensee and its agents to market the product to generate the income from which the Company will receive license fees. The timing and extent of that marketing will be dependent on the resources and efforts of the licensee and its agents.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company has acquired the application for an Australian patent on its "SafeCell" system and filed an International application under the Patent Co-operation Treaty "PCT". In September 2008, the Company received notification that the International Preliminary Report on Patentability had been established. The Company has subsequently filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received notification of the approval of the Australian patent application. In January 2012, the Company received notification of the approval of the Chinese patent application. The Company has decided not to continue with its applications for the United States and European Union patents as the cost to contest existing claims were considered prohibitive.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property other than the SafeCell intellectual property. The Company maintains its corporate administration office at Suite 3, Level 7, 24 Collins Street, Melbourne, Victoria, 3000, Australia.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 17, 2014, the Company’s Board of Directors and certain stockholders representing more than a majority of our outstanding voting capital, approved by written consent, the taking of the following actions:

1. To elect a Board of Directors to hold office until the next Annual Meeting of the Stockholders or until their successors are elected;

2. To consider and act on an advisory (non-binding) proposal on the compensation arrangements of certain executive officers;

3. To consider and act on an advisory (non-binding) proposal on how frequently stockholders should vote to approve the compensation arrangements of certain executive officers; and

4. Amend the Company’s Certificate of Incorporation filed with the Delaware Secretary of State (the “Certificate of Incorporation”) to:

a. increase the Company’s authorized common stock, par value $0.0001 (the “Common Stock”) from 100,000,000 shares to 500,000,000 shares, and to increase the Company’s authorized preferred stock, par value $0.0001, from 20,000,000 to 50,000,000; and

b. change the Company’s name to AS-IP Tech Inc.;

5. To amend Article VII of the Bylaws of the Company to reflect the correct fiscal year end of June 30;

6. To ratify the appointment of B F Borgers CPA PC as our independent registered public accounting firm for the fiscal year ending June 30, 2014.

Under the Delaware General Corporation Law, the Company’s Certificate of Incorporation and Bylaws, the above corporate actions may be effected, without a meeting of stockholders by a resolution of the Company’s Board of Directors followed by receipt of written consent of the holders of a majority of the Company’s common stock, which has been received.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $.0001 par value, and 50,000,000 shares of preferred stock, $.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 86,348,704 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCQB.  Prior to that date, there was no public market for the Company's securities.  The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended	Common Stock
	High	Low
June 30, 2012	$0.02	$0.029
September 30, 2012	$0.021	$0.012
December 31, 2012	$0.028	$0.012
March 31, 2013	$0.02	$0.02
June 30, 2013	$0.02	$0.0021
September 30, 2013	$0.044	$0.012
December 31, 2013	$0.07	$0.035
March 31, 2014	$0.05	$0.035
June 30, 2014	$0.04	$0.028

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Following the re-structure of the ASI Group and the acquisition of the SafeCell intellectual property in 2007, the business of the Company is the licensing of the SafeCell technology to generate license fees. The Company maintains a low cost structure as it has no employees, contracting the services of executives and support engineers as required.  Because of the low cost structure, the Company anticipates that the proceeds from stock issues and revenue from license sales, will be sufficient to meet the Company's operating and capital requirements for approximately 12 months.

LICENSE AGREEMENTS

The Company has the following marketing arrangements in place:

  a. ASIQ Ltd, a related party, for the global marketing and implementation of SafeCell.

     Material terms:

     i)    Date of agreement - May 29, 2008

     ii)   Term - ongoing

     iii)  License fee - ASiQ will pay the Company a royalty fee of 10% of the revenue generated by SafeCell and received by ASIQ.

     iv)   As required by the Company, ASiQ will develop, manufacture and market SafeCell to the airline industry.

     v)    ASiQ will secure the services of Ron Chapman to assist in any product development and marketing.

     vi)    Should ASiQ develop other applications for the SafeCell concept outside the aviation industry, ASiQ and the Company will enter into separate agreements setting out the basis on which ASiQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.

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

The Company has been advised by ASiQ Ltd. that it has now established a US subsidiary and will no longer require the Company to manage the billings for its North American operations, and hence the Agreement will lapse.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2014 of $8,939,897. Major components of the loss include depreciation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations.  The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2014 COMPARED WITH YEAR ENDED JUNE 30, 2013

The Company received revenue of $76,237 in the year ending June 30, 2014, compared to $7,768 in the year ended June 30, 2013. The Company had cost of sales of $30,879 and $2,717 for the years ended June 30, 2014 and June 30, 2013 respectively, which resulted in gross profit of $45,358 and $5,051 respectively.

Expenses increased from $68,106 for the twelve month period ending June 30, 2013 to $114,288 for the twelve month period ending June 30, 2014 due to higher management fees and corporate costs mainly associated with the change of name.

The Company recorded a net loss for the twelve month period ending June 30, 2014 of $68,930, compared to a loss of $63,055 for the twelve month period ending June 30, 2013

There was no foreign currency translation gain or loss for the year ended June 30, 2013 or for the year ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents cash equivalents decreased from $38,978 at June 30, 2013 to $12,348 at June 30, 2014 as a result of operating losses, decreased accounts payables, increased accounts receivable, but offset by capital raising.

The Company had a net loss of $68,930 from operating activities for the period July 1, 2013 to June 30, 2014, primarily consisting of officers’ management fees, audit fees and corporate administration.  The Company's revenue for the twelve months ending June 30, 2014 was $76,237, compared to $7,768 in the twelve month period to June 30, 2013.  The net loss from operating activities for the period July 1, 2013 to June 30, 2014 was higher than the net loss from operating activities for the period July 1, 2012 to June 30, 2013 due to higher expenses but after increased  revenue.

The Company had no cash flow from investing activities for the twelve months ending June 30, 2014, and June 30, 2013 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2014 was from the proceeds from issue of common stock. In the twelve months ending June 30, 2013 financing activities was from increased related party payables and the proceeds from issue of common stock.

The Company's marketing plan is based on licensing the SafeCell intellectual property from which it will receive license fees.  This plan may require significant capital from the Company for promotion and patent costs. The Company may not have sufficient funds to finance its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution.  The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company has no commitment for capital expenditure in the near future.

OUTLOOK

The following are forward looking statements and should be read in conjunction with the Forward Looking Statement in Part I. of this Form 10-K.

The Company’s revenue from license fees from the SafeCell intellectual property continued to grow in the year ended June 30, 2014. The licensee, ASiQ Limited, has been building its sales particularly in the North American business aircraft market. ASiQ’s product development has led to an expanded product range to enable it to market to a broader range of business aircraft operators. It has also increased the pricing of its systems and services, which will result in the Company receiving higher license fees.

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

AS-IP TECH, INC.

FINANCIAL STATEMENTS

June 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ASI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of ASI Entertainment, Inc. (“the Company”) as of June 30, 2014 and 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc., as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Denver, CO

September 26, 2014

AS-IP TECH, INC.

BALANCE SHEETS

(AUDITED)

	June 30,
	2014	2013
ASSETS
Current Assets
Cash	$12,348	$38,978
Accounts receivable	11,414	-

Total current assets	23,762	38,978

Intangible assets, net	4,614	4,614

Total assets	$28,376	$43,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$19,469	$25,590
Related party payables	261,473	288,606
Due to related parties	228,811	228,811

Total current liabilities	509,753	543,007

Total liabilities	509,753	543,007

Stockholders' Deficit
Preferred stock $0.0001 par value;
50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value;
500,000,000 shares authorized;
2013: 81,577,481 shares issued and outstanding;
2014: 86,348,704 shares issued and outstanding	8,635	8,158
Additional paid-in capital	8,360,130	8,225,079
Subscriptions payable	91,380	139,940
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(8,941,517)	(8,872,587)

Total stockholders' deficit	(481,377)	(499,415)

Total liabilities and stockholders' deficit	$28,376	$43,592

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year	For the year
	ended	ended
	June 30, 2014	June 30, 2013

License fees	$42,255	$6,703
Administration fees	33,982	1,065

Total revenue	76,237	7,768

Cost of sales	30,879	2,717

Gross profit	45,358	5,051

Selling, general and administrative expenses	54,288	38,106
Officers management fee	60,000	30,000
Directors fees	-	-

Loss from operations	(68,930)	(68,106)

Net loss	$(68,930)	$(63,055)

Net loss per share - (Basic)	$0.00	$0.00

Weighted average number of common shares outstanding	83,595,690	77,277,481

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended June 30, 2014 and June 30, 2013

(AUDITED)

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balances at June 30, 2012			75,910,814	7,591	8,113,145	152,440	(5)	(8,809,532)	(536,361)
Issuance of shares for settlement of debt			2,000,000	200	39,800				40,000
Issuance of common stock for stock payable			500,000	50	12,450	(12,500)			0
Issuance of stock for cash			3,166,667	316	59,684				60,000
Net loss for the year ended								(63,055)	(63,055)

June 30, 2013			81,577,481	8,157	8,225,079	139,940	(5)	(8,872,587)	(499,416)
Issuance of common stock payable for services			304,745	30	6,239				6,269
Issuance of common stock for stock payable			606,017	61	48,499	(48,560)			-
Issuance of stock for cash			3,860,461	386	80,313				80,699
Net loss for the year ended								(68,930)	(68,930)
									-
June 30, 2014	-	-	86,348,704	8,634	8,360,130	91,380	(5)	(8,941,517)	(481,377)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years Ended June 30,
	2014		2013

Cash flows from operating activities:
Net loss		$(68,930)	$(63,055)
Adjustments to reconcile net loss to net cash
used by operating activities:
Compensatory stock issuances - directors			-
Compensatory stock issuances - consultants		6,269	-
Loss on shares issued to settle accounts payable
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable		(6,121)	2,404
Increase (Decrease) in related party payables		(27,133)	-
Decrease (Increase) in accounts receivable		(11,414)
Decrease (Increase) in prepaid expenses			500

Net cash used in operating activities		(107,329)	(60,151)

Cash flows from investing activities:
Increase in intangible assets		-	-

Net cash used by investing activities		-	-

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party		0	38,619
Advances from related party			408
Proceeds from issuance of common stock		80,700	60,000

Net cash provided by financing activities		80,700	99,027

Net Increase/(Decrease) in cash		(26,629)	38,876
Cash, beginning of period		38,977	101

Cash, end of period		$12,348	$38,977

Supplemental schedule of non-cash activities

Stock issued for payables conversion	$		$-

Stock issued for payable conversion		$48,560	$40,000

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AS-IP Tech, Inc. (“AS-IP”, the "Company") formerly ASI Entertainment, Inc., was incorporated in the State of Delaware on April 29, 1998. AS-IP owns the intellectual property in the SafeCell product.

Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America.  The financial statements are expressed in United States dollars.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $8,939,897 at June 30, 2014. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At June 30, 2014 and 2013 there were deposit balances in a United States bank of $12,348 and $38,978 respectively.

AS-IP TECH, INC.

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

At June 30, 2014 the Company had net operating loss carryforwards of $8,939,897 which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $1,997,351 in 2014, compared to an allowance of $1,982,313 in 2013. The change in the valuation allowance for U.S. tax purposes in 2014 and 2013 was $67,310 and $15,038, respectively.

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

AS-IP TECH, INC.

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

Revenue is recognized on an accrual basis as earned under contract or license agreements. License fees are taken up in the period they become due. Revenue from ongoing license fees is recognized on an accrual basis in the period it is earned and invoiced.

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

Products and services, and geographic areas

Company sales will be derived from license and management fees from the Company's technology. The technology is being marketed internationally under license agreements.  To date, the Company has received license fees from North America, Asia and Australia.

Stock Options

The Company has no outstanding stock options.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

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

Intangible Assets

In the year ended June 30, 2012, the Company took up Intangible Assets of $4,614 which represented part of the cost of obtaining the patent for the Company’s SafeCell technology in China.  The Company has not made any adjustment to the balance in the years ended June 30, 2013 and June 30, 2014.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

License Agreements

The Company has the following marketing arrangements in place:

a. ASiQ Ltd, a Corporation with similar management and ownership to AS-IP,  for the global marketing and implementation of SafeCell.

Material terms:

i.   Date of agreement - May 29, 2008

ii.  Term - ongoing

iii. License fee - ASiQ will pay the Company a license fee of 10% of the revenue generated by SafeCell and received by ASiQ.

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

vii. The agreement was originally non exclusive but subsequently changed to exclusive

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

The Company has been advised by ASiQ Ltd. that it has now established a US subsidiary and will no longer require the Company to manage the billings for its North American operations, and hence the Agreement will lapse.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2014 and 2013, the Company has incurred as "related parties payables", $261,473 and $288,606 respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of June 30, 2014 and 2013, the Company had "due to related parties" of $228,811 which are advances made by related parties to provide capital.

The “related parties payables” and “due to related parties” balances are non-interest bearing, unsecured and due on demand.  Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

The Company in 2014 and 2013 incurred expenses of approximately $60,000 and $30,000 respectively to entities affiliated through common stockholders and directors for management expenses.

NOTE 3 - LEASE COMMITMENTS

The Company has entered into an arrangement under which it uses premises at A$2,400 per annum and has not entered into a formal lease agreement.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2012 had 100,000,000 shares of authorized common stock, $.0001 par value, with 75,910,814 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

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

During the year ended June 30, 2014, the Company issued a total of 304,745 shares for services valued at $0.021 per share.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended June 30, 2014, the Company issued a total of 3,860,461 shares for $80,699 in cash valued at $0.021 per share.

During the year ended June 30, 2014, the Company increased the authorized common stock from 100,000,000 shares to 500,000,000 shares.

Preferred stock

As of June 30, 2013, the Company had 20,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

During the year ended June 30, 2014, the Company increased the authorized preferred stock from 20,000,000 shares to 50,000,000 shares, with no shares issued and outstanding.

Subscriptions payable

The Company as of June 30, 2013, had a total of 5,571,573 shares payable to 3 individuals with a net value of $139,940.

As of June 30, 2014, the Company has a total of 4,965,556 shares payable to an individual with a net value of $91,380.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2014.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2014, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President and an external advisor, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer and President concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that no material weaknesses exist in the internal controls as of June 30, 2014 .

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

None

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 81, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company has since grown from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 62, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 69, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 62, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASiQ Ltd. since 1994 and AS-IP Tech, Inc. since its inception. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2014. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2014:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2014 2013	- -	- -	$ - $ -
Ronald Chapman, President	2014 2013	- -	- -	$ - $ -
Philip Shiels, Chief Executive Officer Chief Financial Officer	2014 2013	- -	- -	$60,000(1) $30,000 (1)
Graham Chappell, Director	2014 2013	- -	- -	$ - $ -

(1) Officers management fee.

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 160 Silvan Road, Wattle Glen, Vic., 3096 Australia	9,307,951	10.78%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	2,271,406	2.63%
Philip A. Shiels (4) Chief Executive Officer, Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	11,948,522	13.84%
Richard Lukso Director 5610 Via Arbolado Tucson, AZ, 85750	2,140,000	2.48%
Ocean View Investments Pty. Ltd. (5) 100 Barkly St St Kilda, Vic., 3182 Australia	13,888,889	16.08%
Eric P. van der Griend (5) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	16.40%
All the officers and directors as a group (4 persons)	25,667,879	29.73%

(1)  Assumes 86,348,704 shares of Common Stock issued and outstanding.

(2)  Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly. Mr Chapman is the managing director (president) and  majority shareholder of Chapman International Pty. Ltd., which is the  controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No.1 Trust which holds 6,631,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.

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

3. Pay to AS-IP a Royalty Fee of 10% of the revenue generated by SafeCell and received by ASiQ.

In addition, should ASiQ develop other applications for the SafeCell concept outside the aviation industry, ASiQ and the Company will enter into separate agreements setting out the basis on which ASiQ can use the SafeCell concept as set out in the International PCT application, such agreements including license and royalty payments.

On February 11, 2013, the Company entered into a Heads of Agreement with its former subsidiary, ASiQ, under which the Company became responsible for managing the billing and credit card collections for the North American telecommunication services designated BizjetMobile and iJetCell on behalf of ASiQ. The Heads of Agreement was formalized on March 25, 2013, with an Agreement including the Company’s wholly owned subsidiary, AS-IP Finance Inc. (“AS-IP”). Under the Agreement, AS-IP received an administration fee of 5% of the net proceeds from the BizjetCell and iJetCell services, in addition to the 10% royalty the Company was currently entitled to receive. The Agreement ”), which will expire on September 25, 2014. ASiQ has advised that it has established a United States based subsidiary to handle future billings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2013 and June 30, 2014 were $1,620 and $18,160 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other then those disclosed under the caption Audit Fees for fiscal years 2013 and 2014.

TAX FEES

A fee of $1,500 was paid to B F Borgers in the fiscal year ended June 30, 2014 for income tax return preparation.

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

AS-IP TECH, INC.

By:     /s/ Philip A. Shiels

Principal Executive Officer and Principal

Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Lukso	Director	9/19/2014
Richard Lukso

/s/ Ronald J. Chapman	Director	9/19/2014
Ronald J. Chapman

/s/ Graham O. Chappell	Director	9/19/2014
Graham O. Chappell

/s/ Philip A. Shiels	Director	9/19/2014
Philip A. Shiels