Form 10-Q
period 2014-09-30
AS-IP TECH INC
filed 2014-11-14
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 000-27881

AS-IP TECH, INC.

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

As of October 7, 2014, there were 86,348,704 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2014	June 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$109	$12,348
Accounts receivable	7,341	11,414
Total current assets	7,450	23,762
Intangible assets, net	4,614	4,614
TOTAL ASSETS	$12,064	$28,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,742	$19,469
Related party payables	273,261	261,473
Due to related parties	228,811	228,811
Total current liabilities	528,814	509,753
Total liabilities	528,814	509,753

STOCKHOLDERS' DEFICIT

Preferred stock $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 86,348,704 and 86,348,704 shares issued and outstanding, respectively	8,635	8,635

Additional paid-in capital	8,360,130	8,360,130
Treasury stock - par value (50,000 shares)	-5	-5
Accumulated deficit	-8,976,890	-8,941,517
Subscriptions payable	91,380	91,380
Total stockholders' deficit	-516,750	-481,377
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,064	$28,376

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Sep. 30, 2014	Three Months Ending Sep. 30, 2013
REVENUE:
License and management fees	$22,136	$3,567
Cost of sales	19,735	1,357
GROSS PROFIT	2,401	2,210

EXPENSES:
Accounting and auditing	11,880	13,420
Banking	523	453
Capital raising costs	0
Corporate administration	8,781	1,848
Corporate promotion	400	360
Directors fees	-	-
Officers management fees	15,000	15,000
Office expenses, rent, utilities	913	853
Exchange losses	12	100
Patent fees	265	2,399

Total expenses	37,774	34,433

Net loss	$-35,373	$-32,223

Net loss per share, basic	$0	$0

Weighted average number of shares outstanding, basic	86,348,704	81,577,481

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$-35,373	$-32,223

Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock issuances‚ directors	-	-
Changes in operating assets and liabilities:
Increase in prepaid expenses
(Increase) decrease in accounts receivable	4,073	5,256
Increase in accounts payable	7,272
Increase (Decrease) in related party payables	11,788

Net cash used in operating activities	-12,240	-26,967

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	0	2,378
Advances from related party
Payment made on AP by related party
Proceeds from issuance of common stock	0

Net cash provided by financing activities	0	2,378

Net increase (decrease) in cash	-12,240	-24,589

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,348	38,978

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108	$14,389

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2014.

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an Accumulated Deficit of $8,976,890 at September 30, 2014 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of September 30, 2014 and June 30, 2014, the Company has recorded as "related party payables", $273,261 and $261,473, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of September 30, 2014 and June 30, 2014, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending September 30, 2014 and in the three months ended September 30, 2013 incurred expenses of approximately $15,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended September 30, 2014, the Company has not issued any shares of common stock.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended September 30, 2014 and the Form 10-K for the fiscal year ended June 30, 2014.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

In the three month period ended September 30, 2014, the Company recorded revenue of $22,136 from license and management fees, and Cost of Sales of $19,735, resulting in a Gross Profit of $2,401. In the corresponding three month period ended September 30, 2013, the Company recorded revenue of $3,567, and Cost of Sales of $1,357, resulting in a Gross Profit of $2,210.

Expenses in the three months ended September 30, 2014, increased to $37,774 from $34,433 in the three months ended September 30, 2013. Expenses increased due mainly to higher corporate administration costs.

The Company had a net loss of $35,373 in the three month period ended September 30, 2014 compared to a net loss of $32,223 in the three month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $12,348 at July 1, 2014 to $108 at September 30, 2014.

The Company reported revenue of $22,136 in the three months ending September 30, 2014 compared to $3,567 in the three month period ending September 30, 2013.  The Company incurred a net loss of $35,373 from operating activities for the period July 1, 2014 to September 30, 2014 primarily due to accounting and audit fees, corporate administration and officers management fees.  Cash used in operating activities decreased to $12,240 during the three months ended September 30, 2014 from $26,967 during the comparative prior period.

The cash flow of the Company from financing activities for the three months ending September 30, 2014 was nil compared to cash flow from financing activities for the three months ending September 30, 2013 of $2,378.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2014. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Exhibits:

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

(b) The following report on Form 8-K was filed in the quarter ended September 30, 2014:

(1) Form 8-K filed September 24, 2014 reported that the Company had been advised that the Agreement with its former subsidiary,

ASiQ Limited ("ASiQ"), under which the Company was responsible for managing certain services provided to the business aircraft market in North American on behalf of ASiQ, would not be renewed when the term expired on September 25, 2014.

Signatures

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	11/10/2014

By: /s/ Ronald J. Chapman	Director	11/10/2014

By: /s/ Philip A. Shiels	Director	11/10/2014

By: /s/ Graham O. Chappell	Director	11/10/2014