Form 10-Q
period 2014-12-31
AS-IP TECH INC
filed 2015-02-12
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

+1 424-888-2212

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

As of February 9, 2014, there were 86,348,704 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31, 2014	June 30, 2014
ASSETS
Current Assets
Cash	$30,989	$12,348
Accounts receivable	10,377	11,414

Total current assets	41,366	23,762

Intangible assets, net	4,614	4,614

Total assets	$45,980	$28,376

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$16,952	$19,469
Loans	50,000	--
Related party payables	291,745	261,473
Due to related parties	228,811	228,811

Total current liabilities	587,508	509,753

Total liabilities	587,508	509,753

Stockholders' Deficit
Preferred stock $0.0001 par value;
50,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value;
500,000,000 shares authorized;	8,635	8,635
June 30, 2014: 86,348,704 shares issued and outstanding;
December 31, 2014: 86,348,704 shares issued and outstanding
Additional paid-in capital	8,360,130	8,360,130
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,001,668)	(8,941,517)

Total stockholders' deficit	(541,528)	(481,377)

Total liabilities and stockholders' deficit	$45,980	$28,376

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013
Revenue
License and management fees	3,045	19,172	25,181	22,739
Cost of sales		3,814	19,736	5,171
Gross Profit	3,045	15,358	5,445	17,568
Expenses
Accounting and auditing	3,120	2,160	15,000	15,580
Banking	--	388	523	841
Capital raising costs	--	734	--	733
Corporate administration	8,758	985	17,539	2,833
Corporate promotion	384	462	784	823
Officer’s management fees	15,000	15,000	30,000	30,000
Office expenses, rent, utilities	552	868	1,465	1,721
Exchange losses	9	110	20	210
Patent fees	--	--	265	2,399

Total expenses	27,823	20,707	65,596	55,140

Net loss	(24,778)	(5,349)	(60,151)	(37,572)

Net loss per share, basic	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	86,348,704	82,287,568	86,348,704	82,050,873

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Ending December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(60,151)	$(37,572)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(2,517)	(5,648)
Increase (Decrease) in related party payables	30,272	--
Decrease (Increase) in accounts receivable	1,037	(10,186)
Decrease (Increase) in prepaid expenses

Net cash used in operating activities	(31,359)	(53,407)

Cash flows from financing activities:
Advances from unrelated party	50,000	--
Proceeds from issuance of common stock	--	28,404

Net cash provided by financing activities	50,000	28,404

Net Increase/(Decrease) in cash	18,641	(25,003)

Cash, beginning of period	12,348	38,978
Cash, end of period	$30,989	$13,975

Supplemental disclosure of non-cash information

Stock issued for payable conversion	$--	$3,733

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an Accumulated Deficit of $9,001,668 at December 31, 2014 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of December 31, 2014 and June 30, 2014, the Company has recorded as "related party payables", $291,745 and $261,473, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of December 31, 2014 and June 30, 2014, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending December 31, 2014 and in the three months ended December 31, 2013 incurred expenses of approximately $15,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended December 31, 2014, the Company has not issued any shares of common stock.

Note 5. Loan

During the three month period ended December 31, 2014, the Company arranged an unsecured $50,000 loan, with an interest rate of 20%, repayable by 24 equal monthly principal and interest payments.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended December 31, 2014 and the Form 10-K for the fiscal year ended June 30, 2014.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

In the three month period ended December 31, 2014, the Company recorded revenue of $3,045, compared to revenue of $19,172 in the corresponding three month period ended December 31, 2013. The reduced revenue resulted from lower sales by the licensee of the Company's SafeCell intellectual property. It also reflects the expiry on September 25, 2014, of the arrangement under which the Company managed services on behalf of ASiQ Limited for the business aircraft market in North America. The Company had a Gross Profit of $3,045 in the three months ended December 31, 2014 after recording Cost of Sales of nil. In the three months ended December 31, 2013, the Company recorded Cost of Sales of $3,814, which resulted in a Gross Profit of $15,358.

Expenses in the three months ended December 31, 2014, increased to $27,823 from $20,707 in the three months ended December 31, 2013. Expenses increased due mainly to higher corporate administration costs.

The Company had a net loss of $24,778 in the three month period ended December 31, 2014 compared to a net loss of $5,349 in the three month period ended December 31, 2013.

SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2013

In the six month period ended December 31, 2014, the Company recorded revenue of $25,181, compared to revenue of $22,739 in the corresponding six month period ended December 31, 2013. The Company had a Gross Profit of $5,445 in the six months ended December 31, 2014 after recording Cost of Sales of $19,736. In the six months ended December 31, 2013, the Company recorded Cost of Sales of $5,171, which resulted in a Gross Profit of $17,568. The increased Cost of Sales in the six months ended December 31, 2014 resulted from the higher proportion of revenue from management fees as opposed to license fees, which have no Cost of Sales.

Expenses in the six months ended December 31, 2014, increased to $65,596 from $55,140 in the six months ended December 31, 2013. Expenses increased due mainly to higher corporate administration costs.

The Company had a net loss of $60,151 in the six month period ended December 31, 2014 compared to a net loss of $37,572 in the six month period ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $12,348 at July 1, 2014 to $30,989 at December 31, 2014.

The Company reported revenue of $25,181 in the six months ending December 31, 2014 compared to $22,739 in the six month period ending December 31, 2013.  The Company incurred a net loss of $60,151 from operating activities for the period July 1, 2014 to December 31, 2014, compared to a net loss of $37,572 from operating activities for the period July 1, 2013 to December 31, 2013. Cash used in operating activities decreased to $31,359 during the six months ended December 31, 2014 from $53,407 due to increased related party loans to meet expenses.

The cash flow of the Company from financing activities for the six months ending December 31, 2014 was $50,000 as a result of a non-related loan compared to cash flow from financing activities for the six months ending December 31, 2013 of $28,404 from issuance of common stock.

The Company's plan for its intellectual property will require funding for marketing and to set up further license arrangements.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2014. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2014:

None

Signatures

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	2/9/2014

By: /s/ Ronald J. Chapman	Director	2/9/2014

By: /s/ Philip A. Shiels	Director	2/9/2014

By: /s/ Graham O. Chappell	Director	2/9/2014