Form 10-Q
period 2015-03-31
AS-IP TECH INC
filed 2015-05-13
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 6, 2015, there were 88,848,704 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2015	June 30, 2014
ASSETS
Current Assets
Cash	$331	$12,348
Accounts receivable	21,890	11,414

Total current assets	22,221	23,762

Intangible assets, net	4,614	4,614

Total assets	$26,835	$28,376

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$15,245	$19,469
Loans	44,779
Related party payables	294,953	261,473
Due to related parties	228,811	228,811

Total current liabilities	583,788	509,753

Total liabilities	583,788	509,753

Stockholders' Deficit
Preferred stock $0.0001 par value;
50,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value;
500,000,000 shares authorized;	8,884	8,635
June 30, 2014: 86,348,704 shares issued and outstanding;
March 31, 2015: 88,848,704 shares issued and outstanding
Additional paid-in capital	8,422,380	8,360,130
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,079,592)	(8,941,517)

Total stockholders' deficit	(556,953)	(481,377)

Total liabilities and stockholders' deficit	$26,835	$28,376

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	Mar. 31, 2015	Mar. 31, 2014	Mar. 31, 2015	Mar. 31, 2014
Revenue
License and management fees	5,823	26,680	31,003	49,419
Cost of sales		12,273	19,735	17,445
Gross Profit	5,823	14,407	11,268	31,974
Expenses
Accounting and auditing	1,620	2,040	16,620	17,620
Banking	265	398	788	1,239
Capital raising costs	62,500	2,536	62,500	3,269
Corporate administration	1,894	6,913	19,433	9,746
Corporate promotion		737	784	1,560
Interest	2,414		2,414
Officers management fees	15,000	15,000	45,000	45,000
Office expenses, rent, utilities	45	1,499	1,510	3,220
Exchange losses	9	0	30	210
Patent fees		0	264	2,399

Total expenses	83,747	29,123	149,343	84,263
Net loss	(77,924)	(14,716)	(138,075)	(52,289)
Net loss per share, basic	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	87,598,704	84,237,391	86,973,704	82,907,436

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending Mar 31,
	2015		2014

Cash flows from operating activities:
Net loss		$(138,075)	$(52,289)
Adjustments to reconcile net loss to net cash
used by operating activities:
Compensatory stock issuances – accounts payable		62,500
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable		(4,224)	(6,445)
Increase (Decrease) in related party payables		33,480	(13,602)
Decrease (Increase) in accounts receivable		(10,476)	(8,695)
Decrease (Increase) in prepaid expenses

Net cash used in operating activities		(56,795)	(81,031)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party
Advances from unrelated party		44,779
Proceeds from issuance of common stock			81,657

Net cash provided by financing activities		44,779	81,657

Net Increase/(Decrease) in cash		(12,016)	626
Cash, beginning of period		12,347	38,978

Cash, end of period		$331	$39,604

Supplemental disclosure of non-cash information

Stock issued for payables conversion	$		$-

Stock issued for payable conversion	$		$-

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an Accumulated Deficit of $9,079,592 at March 31, 2015 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of March 31, 2015 and June 30, 2014, the Company has recorded as "related party payables", $294,953 and $261,473, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of March 31, 2015 and June 30, 2014, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending March 31, 2015 and in the three months ended March 31, 2014 incurred expenses of approximately $15,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended March 31, 2015, the Company issued 2,500,000 shares of common stock, resulting in an increase in Common Stock of $250 and an increase in Additional Paid-In Capital by $62,250.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended March 31, 2015 and the Form 10-K for the fiscal year ended June 30, 2014.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

In the three month period ended March 31, 2015, the Company recorded revenue of $5,823, compared to revenue of $26,680 in the corresponding three month period ended March 31, 2014. The reduced revenue resulted from lower sales by the licensee of the Company's SafeCell intellectual property. It also reflects the expiry on September 25, 2014, of the arrangement under which the Company managed services on behalf of ASiQ Limited for the business aircraft market in North America. The Company had a Gross Profit of $5,823 in the three months ended March 31, 2015 after recording Cost of Sales of nil. In the three months ended March 31, 2014, the Company recorded Cost of Sales of $12,273, which resulted in a Gross Profit of $14,407.

Expenses in the three months ended March 31, 2015, increased to $83,747 from $29,123 in the three months ended March 31, 2014 due mainly to capital raising costs but after lower corporate administration costs.

The Company had a net loss of $77,924 in the three month period ended March 31, 2015 compared to a net loss of $14,716 in the three month period ended March 31, 2014.

NINE MONTHS ENDED MARCH 31, 2015 COMPARED TO NINE MONTHS ENDED MARCH 31, 2014

In the nine month period ended March 31, 2015, the Company recorded revenue of $31,003, compared to revenue of $49,419 in the corresponding nine month period ended March 31, 2014. The Company had a Gross Profit of $11,268 in the nine months ended March 31, 2015 after recording Cost of Sales of $19,735. In the nine months ended March 31, 2014, the Company recorded Cost of Sales of $17,445, which resulted in a Gross Profit of $31,974.

Expenses in the nine months ended March 31, 2015, increased to $149,343 from $84,263 in the nine months ended March 31, 2014 due mainly to capital raising costs and corporate administration costs.

The Company had a net loss of $138,075 in the nine month period ended March 31, 2015 compared to a net loss of $52,289 in the nine month period ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $12,348 at July 1, 2014 to $331 at March 31, 2015.

The Company reported revenue of $31,003 in the nine months ending March 31, 2015 compared to $49,419 in the nine month period ending March 31, 2014.  The Company incurred a net loss of $138,075 from operating activities for the period July 1, 2014 to March 31, 2015, compared to a net loss of $52,289 from operating activities for the period July 1, 2013 to March 31, 2014. Cash used in operating activities decreased to $56,795 during the nine months ended March 31, 2015 from $81,031 for the nine months ended March 31, 2014 due to increased related party loans to meet expenses and capital raising costs met from compensatory stock issue.

The cash flow of the Company from financing activities for the nine months ending March 31, 2015 was $44,779 as a result of a non-related loan compared to cash flow from financing activities for the nine months ending March 31, 2014 of $81,657 from issuance of common stock.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2015. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2015:

None

Signatures

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	5/12/2014

By: /s/ Ronald J. Chapman	Director	5/12/2014

By: /s/ Philip A. Shiels	Director	5/12/2014

By: /s/ Graham O. Chappell	Director	5/12/2014