Form 10-K/A
period 2015-06-30
AS-IP TECH INC
filed 2015-09-30
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K/A - 1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal period ended JUNE 30, 2015

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of June 30, 2015, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.021 on that date) was approximately $1,031,503.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at September 15, 2014:

Common Stock, par value $.0001 per share, 92,457,204

Documents incorporated by reference: None

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

AS-IP Tech, Inc. (formerly ASI Entertainment, Inc.) was formed on April 29, 1998 as a Delaware corporation. The Company has an authorised capital of 500,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 50,000,000 shares of preferred stock, par value $.0001 per share.  All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. The executive offices of the Company are located at Suite 3, Level 7, 24 Collins Street, Melbourne, Victoria, 3000 Australia. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021. The Company’s telephone number is +1 424-888-2212.

BUSINESS

(1) Principal products or services and their markets;

The Company's product is ownership of intellectual property named SafeCell, “The Product”. The intellectual property comprises a patented proof of concept. The concept is based on turning a personal electronic device “PED” into a wireless communicator utilizing a secondary communications port such as Bluetooth or USB rather than WiFi or GSM. The intellectual property is licensed to ASiQ Limited, which has used it to produce a unique inflight communication system, called BizjetMobile. Under the terms of the License Agreement between the Company and ASiQ Limited, the Company receives license fees of 10% of the net revenue generated from the BizjetMobile technology.

BizjetMobile is based on the latest mobile App technology. Passengers and crew connect via Bluetooth to a cloud-based gateway that combines a set of algorithms and file management protocols, custom built for aviation satellite networks. All communications are managed by user, flight, aircraft, file and message type.

The benefit of this approach is substantially reduced communication costs, the associated aircraft hardware is inexpensive and a less complicated certification processes.

The underlying database has been engineered so it can be mined at any point in time, to ascertain how the system is being used, the associated cost and its revenue potential.

All competitive platforms are based on standard Wi-Fi protocols requiring high bandwidth, which translates to an expensive Wi-Fi connection.

BizjetMobile comprises 3 components:

1. Apps:

•

Chiimp -for business jets with Iridium satellite connectivity.

•

Grrrilla - for business jets with Inmarsat satellite connectivity.

•

Konng - for charter jets which on-sell connectivity.

2. A custom designed smart router that controls any aircraft satellite link.

3. Multiple cloud based gateways that run autonomously and manage the global telecommunications network.

Program status

The first generation BizjetMobile system was launched at the NBAA annual business jet convention in October 2013, and the first commercial system commenced full operation in 2014. It took all of 2014 to refine the system, and expand the product range from smaller to larger business jets. By February 2015, the program was complete and the business is slowly increasing.

In September 2015, ASiQ commissioned the first Konng charter aircraft system, which opens up the market for charter fleets. This is an untapped market, as most fleets have the US domestic system onboard, but many have been reluctant to implement a global satellite solution. Their primary concern is clients running up huge bills without their knowledge which often ends in dispute. Konng solves this problem by updating in real time, both the client and operator of the associated costs.

ASiQ has also developed a prototype airline version of the App called “fflya”. fflya is targeted at the 5 billion airline passengers who will not pay for Wi-Fi and the 500 airlines which cannot justify the hardware, installation and operational costs. fflya is being designed to provide a range of low cost and in some cases free communication services. Satellite costs will be subsidized by embedded advertising and file sizes will be restricted in line with current generation social media messaging.

All previous and existing Wi-Fi platforms verify that less than 6% of airline passengers are prepared to pay. The single limiting factor is the high cost of building custom satellite networks.  While the new satellites will ultimately deliver lower costs, the data cost ratio is so out of sync with what’s available on the ground, it can never be cheap.  Premium airlines may opt to subsidize premium passengers, but the cost of providing the service for the rest of the passengers is currently prohibitive. This is evidenced by the ever-increasing cost of Wi-Fi on the domestic US network.

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

This Agreement lapsed effective September 25, 2014, as ASiQ no longer requires the Company to manage the billings for its North American operations, following establishment of its own US subsidiary.

(3) Status of any publicly announced new product or service;

None

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

ASiQ’s  SafeCell concept was originally created for the airline industry. As the technology evolved, corporate jets were used as the test platform and as a result of flight testing, an opportunity opened up to launch the platform in the corporate aircraft world which is a faster route to market.  While ASiQ has advised that its focus is currently the corporate aircraft market, it has now developed the fflya App and will look at options to enter the airline industry, but this will require expanded resources.

Competition

In the United States, one organization, namely GOGO Inc. (previously known as Aircell) dominates the aviation communications market. GOGO’s system connects passenger devices via Wi-Fi and have implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. At June 30, 2015, GOGO had 2,249 airliners and 3,170 business jets connected to its system. The Aircell division of GOGO also provides Iridium satellite communications to 5,351 corporate aircraft. These are legacy satellite systems and GOGO Biz Services cannot be delivered by Iridium. 50% of the BizjetMobile customers are connected via the Aircell Iridium system.

Internationally, there are two major industry players with full blown in-flight mobile phone solutions for airlines, OnAir (owned by SITA) and Aeromobile (owned by Panasonic). Both companies have developed technologies to allow passengers to use their cellular phones on aircraft. Their technologies revolve around what is called "Picocell" technology. This is a computer at the base of a cellular tower, designed to control the cellular phones in a small GSM (Global System for Mobile communications) network. In these systems, two cable antennas must be installed along either side of the passenger cabin, above the luggage racks. When the mobile is switched on, the Picocell intercepts it and sends a signal to the phone to reduce the transmitter's power, while at the same time, switching the phone to the 1800 MHz frequency, which is documented as safe for use in aircraft. When a call is made, the phone connects with the in-cabin network, the signal is sent to a Picocell. A Picocell is a series of processors that translates the phone's GSM (global system for mobile communication) signal into one that can be read by a satellite. The message is then relayed from a satellite to the ground where it connects into the Global cellular roaming network via a telco. Initially the Aeromobile system could only handle six connections simultaneously because of the limited capacity of existing aircraft satellite communication voice systems although passengers are able to send unlimited texts and SMS. OnAir are using the newer Inmarsat broadband satellites which can handle more phone lines, however Aeromobile will have to upgrade their hardware and they both plan to set an upper limit of 28 calls at one time.

For corporate aircraft outside the United States, a satellite-based system is required and is provided by companies including GOGO, ARINC, VIASAT, OnAir and Aeromobile utilizing the Iridium, Inmarsat and Intelsat satellite networks.

ASiQ’s airline concept will provide flexible terms on equipment cost and revenue sharing. Airlines are expected to be attracted to this structure, which allows them to offer the service at little cost to the passengers.

The Company believes licensees and agents will be able to compete with the other companies in both the business aircraft and airline fields due to its very low equipment costs, little or no certification issues unlike Wi-FI and GSM based systems, and the fact that Bluetooth has been tested and documented as safe for use in aircraft.

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

Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $.0001 par value, and 50,000,000 shares of preferred stock, $.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 92,457,204 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCQB.  Prior to that date, there was no public market for the Company's securities.  The following table sets out the range of the high and low sales prices for the Company's securities.

Quarter Ended	Common Stock
	High	Low
June 30, 2013	$0.02	$0.0021
September 30, 2013	$0.044	$0.012
December 31, 2013	$0.07	$0.035
March 31, 2014	$0.05	$0.035
June 30, 2014	$0.04	$0.028
September 30, 2014	$0.09	$0.025
December 31, 2014	$0.03	$0.025
March 31, 2015	$0.025	$0.024
June 30, 2015	$0.025	$0.02

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

This Agreement lapsed effective September 25, 2014, as ASiQ no longer requires the Company to manage the billings for its North American operations, following establishment of its own US subsidiary.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2015 of $9,094,959. Major components of the loss include depreciation, stock impairment, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the patent applications and development of the SafeCell technology and promotion. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations.  The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2015 COMPARED WITH YEAR ENDED JUNE 30, 2014

The Company received revenue of $33,702 in the year ending June 30, 2015, compared to $76,237 in the year ended June 30, 2014. The Company had cost of sales of $19,735 and $30,879 for the years ended June 30, 2015 and June 30, 2014 respectively, which resulted in gross profit of $13,967 and $45,358  respectively. The decreased revenue, cost of sales and gross profit, reflected the expiry of the Company’s prior arrangement with ASiQ Limited, under which the Company handled the billings for ASiQ’s North American telecommunication services.

Expenses increased from $114,288 for the twelve month period ending June 30, 2014 to $167,409 for the twelve month period ending June 30, 2015 due to higher financing costs.

The Company recorded a net loss for the twelve month period ending June 30, 2015 of $153,442, compared to a loss of $68,930 for the twelve month period ending June 30, 2014.

There was no foreign currency translation gain or loss for the year ended June 30, 2014 or for the year ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents cash equivalents decreased from $12,348 at June 30, 2014 to $222 at June 30, 2015 as a result of operating losses, decreased accounts payables, increased accounts receivable.

The Company had a net loss of $153,442 from operating activities for the period July 1, 2014 to June 30, 2015, primarily consisting of officers’ management fees, fund raising costs and corporate administration.  The Company's revenue for the twelve months ending June 30, 2015 was $33,702, compared to $76,237 in the twelve month period to June 30, 2014.  The net loss from operating activities for the period July 1, 2014 to June 30, 2015 was higher than the net loss from operating activities for the period July 1, 2013 to June 30, 2014 due to lower revenue from license and administration fees and higher fund raising costs.

The Company had no cash flow from investing activities for the twelve months ending June 30, 2015, and June 30, 2014 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2015 was nil. In the twelve months ending June 30, 2014 financing activities was from the proceeds from issue of common stock.

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

The Company’s revenue is from license fees generated by the SafeCell intellectual property, marketed as BizjetMobile. The fees are based on the revenue generated by the licensee from hardware sales and on-going service fees. The Company was also receiving a fee for management of the licensee’s North American business but this arrangement expired on September 25, 2014, and as a result, the Company’s revenue decreased in the year ended June 30, 2015. The licensee’s customer base has continued to grow in the year ended June 30, 2015 and while modest at this stage, the revenue from on-going service fees is expected to grow. The licensee has continued development of its BizjetMobile technology, which  has led to an expanded product range to enable it to market to a broader range of business aircraft operators..

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

FINANCIAL STATEMENTS

June 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ASI Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of ASI Entertainment, Inc. (“the Company”) as of June 30, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of ASI Entertainment, Inc., as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

September 28, 2015

AS-IP TECH, INC.

BALANCE SHEETS

(AUDITED)

	June 30,
	2015	2014
ASSETS
Current Assets
Cash	$222	$12,348
Accounts receivable	13,438	11,414

Total current assets	13,660	23,762

Intangible assets, net	-	4,614

Total assets	$13,660	$28,376

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$7,281	$19,469
Related party payables	268,670	261,473
Due to related parties	228,811	228,811
Loans	39,297	-

Total current liabilities	544,059	509,753

Total liabilities	544,059	509,753

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 2014: 86,348,704 shares issued and outstanding 2015: 90,994,704 shares issued and outstanding	9,094	8,635
Additional paid-in capital	8,464,091	8,360,130
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,094,959)	(8,941,517)

Total stockholders' deficit	(530,399)	(481,377)

Total liabilities and stockholders' deficit	$13,660	$28,376

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year	For the year
	ended	ended
	June 30, 2015	June 30, 2014

License fees	$14,184	$42,255
Administration fees	19,518	33,982

Total revenue	33,702	76,237

Cost of sales	19,735	30,879

Gross profit	13,967	45,358

Selling, general and administrative expenses	107,409	54,288
Officers management fee	60,000	60,000
Directors fees	-	-

Loss from operations	(153,442)	(68,930)

Net loss	$(153,442)	$(68,930)

Net loss per share - (Basic)	$(0)	$(0)

Weighted average number of common shares outstanding	87,767,904	83,595,690

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

June 30, 2013	-	-	81,577,481	8,157	8,225,079	139,940	(5)	(8,872,587)	(499,416)
Issuance of common stock payable for services	-	-	304,745	30	6,239	-	-	-	6,269
Issuance of common stock for stock payable	-	-	606,017	61	48,499	(48,560)	-	-	-
Issuance of stock for cash	-	-	3,860,461	386	80,313	-	-	-	80,699
Net loss for the year ended	-	-	-	-	-	-	-	(68,930)	(68,930)

June 30, 2014	-	-	86,348,704	8,634	8,360,130	91,380	(5)	(8,941,517)	(481,377)
Bonus issuance of common stock	-	-	2,500,000	250	62,250	-	-	-	62,500
Issuance of shares for settlement of debt	-	-	2,096,000	210	41,710	-	-	-	41,920
Net loss for the year ended	-	-	-	-	-	-	-	(153,442)	(153,442)
									0
June 30, 2015	-	-	90,944,704	9,094	8,464,091	91,380	(5)	(9,094,959)	(530,399)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(153,442)	$(68,930)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	64,420	-
Compensatory stock issuances - consultants	-	6,269
Amortization of intangibles	4,614	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(12,188)	(6,121)
Increase (Decrease) in related party payables	47,198	(27,133)
Decrease (Increase) in accounts receivable	(2,024)	(11,414)

Net cash used in operating activities	(51,422)	(107,329)

Cash flows from financing activities:
Advances from related party
Loan	39,296	-
Proceeds from issuance of common stock	-	80,700

Net cash provided by financing activities	39,296	80,700

Net Increase/(Decrease) in cash	(12,126)	(26,629)
Cash, beginning of period	12,348	38,977

Cash, end of period	$222	$12,348

Supplemental schedule of non-cash activities

Stock issued for payable conversion	$41,920	$48,560

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $9,094,959 at June 30, 2015. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At June 30, 2015 and 2014 there were deposit balances in a United States bank of $222 and $12,348 respectively.

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

At June 30, 2015 the Company had net operating loss carryforwards of $8,991,319 which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $2,015,351 in 2015, compared to an allowance of $1,997,351 in 2014. The change in the valuation allowance for U.S. tax purposes in 2015 and 2014 was $18,000 and $67,310, respectively.

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

Intangible Assets

In the year ended June 30, 2012, the Company took up Intangible Assets of $4,614 which represented part of the cost of obtaining the patent for the Company’s SafeCell technology in China.  The Company did not made any adjustment to the balance in the year ended June 30, 2014 but has written off the full amount in the year ended June 30, 2015.

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

vii. The agreement was originally non-exclusive but subsequently changed to exclusive

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

This Agreement lapsed effective September 25, 2014, as ASiQ no longer requires the Company to manage the billings for its North American operations, following establishment of its own US subsidiary.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2015 and 2014, the Company has incurred as "related parties payables", $268,670and $261,473 respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of June 30, 2015 and 2014, the Company had "due to related parties" of $228,811 which are advances made by related parties to provide capital.

The “related parties payables” and “due to related parties” balances are non-interest bearing, unsecured and due on demand.  Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

The Company in 2015 and 2014 incurred expenses of approximately $60,000 and $60,000 respectively to entities affiliated through common stockholders and directors for management expenses.

NOTE 3 - LEASE COMMITMENTS

The Company has entered into an arrangement under which it uses premises at A$3,200 per annum and has not entered into a formal lease agreement.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2013 had 100,000,000 shares of authorized common stock, $.0001 par value, with 81,577,481 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

During the year ended June 30, 2014, the Company issued a total of 304,745 shares for services valued at $0.021 per share.

During the year ended June 30, 2014, the Company issued a total of 3,860,461 shares for $80,699 in cash valued at $0.021 per share.

During the year ended June 30, 2014, the Company increased the authorized common stock from 100,000,000 shares to 500,000,000 shares.

During the year ended June 30, 2015, the Company issued a total of 2,500,000 bonus shares for fund raising valued at $0.025 per share.

During the year ended June 30, 2015, the Company issued a total of 2,000,000 shares for reduction of related accounts payable valued at $0.021 per share.

During the year ended June 30, 2015, the Company issued a total of 96,000 shares for reduction of accounts payable valued at $0.021 per share.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Preferred stock

As of June 30, 2015, the Company had 50,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Subscriptions payable

As of June 30, 2015, the Company has a total of 4,965,556 shares payable to an individual with a net value of $91,380.

NOTE 5 - BAD DEBTS

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of June 30, 2015 and 2014, the Company determined that an allowance was not needed.

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

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2015.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2015, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President and an external advisor, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer and President concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria the Company concluded that no material weaknesses exist in the internal controls as of June 30, 2015.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 82, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company grew from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 63, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 70, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 63, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASiQ Ltd. since 1994 and AS-IP Tech, Inc. since its inception. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2015. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2015:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2015 2014	- -	- -	$ - $ -
Ronald Chapman, President	2015 2014	- -	- -	$ - $ -
Philip Shiels, Chief Executive Officer Chief Financial Officer	2015 2014	- -	- -	$60,000(1) $60,000 (1)
Graham Chappell, Director	2015 2014	- -	- -	$ - $ -

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 160 Silvan Road, Wattle Glen, Vic., 3096 Australia	9,307,951	10.2%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	2,271,406	2.5%
Philip A. Shiels (4) Chief Executive Officer, Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	13,948,522	15.3%
Richard Lukso Director 5610 Via Arbolado Tucson, AZ, 85750	2,140,000	2.4%
Ocean View Investments Pty. Ltd. (5) 100 Barkly St St Kilda, Vic., 3182 Australia	13,888,889	15.3%
Eric P. van der Griend (5) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	15.6%
Martin Clark (6) 2 Winding Way Warrandyte, VIC., 3113 Australia	6,837,635	7.5%
All the officers and directors as a group (4 persons)	27,667,879	30.4%

(1)  Assumes 90,944,704 shares of Common Stock issued and outstanding.

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

(4)  Philip A. Shiels, Chief Executive Officer and Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 1,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 8,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 4,500,000 shares.

(5)  Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 Shares.

(6) Martin Clark is a director and shareholder of Edilan Investments Pty. Ltd. which owns 6,837,635 shares as trustee for the Martin Clark Family Trust.

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

3. Pay to AS-IP a License Fee of 10% of the revenue generated by SafeCell and received by ASiQ.

In addition, should ASiQ develop other applications for the SafeCell concept outside the aviation industry, ASiQ and the Company will enter into separate agreements setting out the basis on which ASiQ can use the SafeCell concept as set out in the International PCT application, such agreements including license and royalty payments.

On February 11, 2013, the Company entered into a Heads of Agreement with its former subsidiary, ASiQ, under which the Company became responsible for managing the billing and credit card collections for the North American telecommunication services designated BizjetMobile and iJetCell on behalf of ASiQ. The Heads of Agreement was formalized on March 25, 2013, with an Agreement including the Company’s wholly owned subsidiary, AS-IP Finance Inc. (“AS-IP”). Under the Agreement, AS-IP received an administration fee of 5% of the net proceeds from the BizjetCell and iJetCell services, in addition to the 10% royalty the Company was currently entitled to receive. The Agreement lapsed effective September 25, 2014, as ASiQ no longer requires the Company to manage the billings for its North American operations, following establishment of its own US subsidiary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2014 and June 30, 2015 were $18,160 and $15,660 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2014 and 2015.

TAX FEES

A fee of $1,500 was paid to B F Borgers in the fiscal year ended June 30, 2015 for income tax return preparation.

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

(b) Reports filed on Form 8-K for the year ending June 30, 2015:

On September 24, 2015, the Company announced that it had been advised that the Agreement with its former subsidiary, ASiQ Limited under which the Company was responsible for managing certain services provided to the business aircraft market in North American on behalf of ASiQ, would not be renewed when it expired on September 25, 2014.

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

Signature	Title	Date

/s/ Richard Lukso	Director	9/22/2015
Richard Lukso

/s/ Ronald J. Chapman	Director	9/22/2015
Ronald J. Chapman

/s/ Graham O. Chappell	Director	9/22/2015
Graham O. Chappell

/s/ Philip A. Shiels	Director	9/22/2015
Philip A. Shiels