Form 10-Q
period 2015-09-30
AS-IP TECH INC
filed 2015-11-12
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2015, there were 92,457,204 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2015	June 30, 2015
ASSETS
Current Assets
Cash	$13,032	$222
Accounts receivable	694	13,438

Total current assets	13,726	13,660

Intangible assets, net

Total assets	$13,726	$13,660

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$11,497	$7,281
Related party payables	275,193	268,670
Due to related parties	228,811	228,811
Loans	53,531	39,297

Total current liabilities	569,032	544,059

Total liabilities	569,032	544,059

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 500,000,000 shares authorized; 90,944,704 and 92,457,204 shares issued and outstanding, respectively	9,246	9,094
Additional paid-in capital	8,495,439	8,464,091
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,151,366)	(9,094,959)

Total stockholders' deficit	(555,306)	(530,399)

Total liabilities and stockholders' deficit	$13,726	$13,660

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Sep. 30, 2015	Three Months Ending Sep. 30, 2014

Revenue
License and management fees	$903	$22,136
Cost of sales	0	19,735
Gross Profit	903	2,401

Expenses
Accounting and auditing	10,800	11,880
Banking	20	523
Capital raising costs	28,000	0
Corporate administration	1,266	8,781
Corporate promotion	0	400
Interest	1,870	0
Officers management fees	15,000	15,000
Office expenses, rent, utilities	145	913
Exchange losses	0	12
Patent fees	209	265

Total expenses	$57,310	$37,774

Net loss	$(56,407)	$(35,373)

Net loss per share, basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	91,700,954	86,348,704

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(56,407)	$(35,373)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	28,000	0
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	4,216	7,272
Increase (Decrease) in related party payables	6,523	11,788
Decrease (Increase) in accounts receivable	12,744	4,073

Net cash used in operating activities	(4,924)	(12,240)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party
Advances from unrelated party	14,234	0
Proceeds from issuance of common stock	3,500	0

Net cash provided by financing activities	17,734	0

Net Increase/(Decrease) in cash	12,810	(12,240)
Cash, beginning of period	222	12,348

Cash, end of period	$13,032	$108

Supplemental disclosure of non-cash information

Stock issued for payables conversion	$28,000	$0

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K/A for the year ended June 30, 2015.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an Accumulated Deficit of $9,151,366 at September 30, 2015 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of September 30, 2015 and June 30, 2015, the Company has recorded as "related party payables", $275,193 and $268,670, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of September 30, 2015 and June 30, 2015, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending September 30, 2015 and in the three months ended September 30, 2014 incurred expenses of approximately $15,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended September 30, 2015, the Company issued 1,512,500 shares of common stock, resulting in an increase in Common Stock of $151 and an increase in Additional Paid-In Capital by $31,349.

Note 5. Commitments and Contingencies

The Company has an outstanding loan arrangement with a third party, with balance outstanding at September 30, 2015 of $53,531 (September 30, 2014 nil). Interest is calculated at a rate of 20% with increasing monthly principal and interest payments. Payments due in the 12 months ended September 30, 2016 will total $15,000 and the balance due over the following 2 years.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended September 30, 2015 and the Form 10-K for the fiscal year ended June 30, 2015.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

In the three month period ended September 30, 2015, the Company recorded revenue of $903, compared to revenue of $22,136 in the corresponding three month period ended September 30, 2014. The reduced revenue resulted from lower sales by the licensee of the Company's SafeCell intellectual property. It also reflects the expiry on September 25, 2014, of the arrangement under which the Company managed services on behalf of ASiQ Limited for the business aircraft market in North America. The Company had a Gross Profit of $903 in the three months ended September 30, 2015 after recording Cost of Sales of nil. In the three months ended September 30, 2014, the Company recorded Cost of Sales of $19,735, which resulted in a Gross Profit of $2,401.

Expenses in the three months ended September 30, 2015, increased to $57,310 from $37,774 in the three months ended September 30, 2014 due mainly to capital raising costs but after lower corporate administration costs.

The Company had a net loss of $56,407 in the three month period ended September 30, 2015 compared to a net loss of $35,373 in the three month period ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $222 at July 1, 2015 to $13,032 at September 30, 2015.

The Company reported revenue of $903 in the three months ending September 31, 2015 compared to $22,136 in the three month period ending September 30, 2014. The Company incurred a net loss of $56,407 from operating activities for the period July 1, 2015 to September 30, 2015, compared to a net loss of $35,373 from operating activities for the period July 1, 2014 to September 30, 2014. Cash used in operating activities decreased to $4,924 during the three months ended September 30, 2015 from $12,240 for the three months ended September 30, 2014 due to decreased accounts receivable and capital raising costs met from compensatory stock issue.

The cash flow of the Company from financing activities for the three months ending September 30, 2015 was $17,734 as a result of a non-related loan and proceeds from issue of common stock compared to nil cash flow from financing activities for the three months ending September 30, 2014.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2015. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company issued 1,262,500 shares of common stock valued at $28,000 as compensation for fund raising and 250,000 shares of common stock valued at $3,500 for cash, that were not registered under the Securities Act of 1933, as noted in "Note 4. Stockholders’ Deficit" in the Financial Statements above.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering.  Appropriate legends have been affixed to the securities issued in these transactions.  The purchasers of the securities had adequate access, through business or other relationships, to information about the Company.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2015:

None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	November 10, 2015

By: /s/ Ronald J. Chapman	Director	November 10, 2015

By: /s/ Philip A. Shiels	Director	November 10, 2015

By: /s/ Graham O. Chappell	Director	November 10, 2015