Form 10-Q
period 2015-12-31
AS-IP TECH INC
filed 2016-02-11
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 10, 2015, there were 92,457,204 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31, 2015	June 30, 2015
ASSETS
Current Assets
Cash	$4,558	$222
Accounts receivable	578	13,438

Total current assets	5,136	13,660

Intangible assets, net	-	-

Total assets	$5,136	$13,660

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$6,227	$7,281
Related party payables	286,811	268,670
Due to related parties	228,811	228,811
Loans	52,538	39,297

Total current liabilities	574,387	544,059

Total liabilities	574,387	544,059

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 90,944,704 and 92,457,204 shares issued and outstanding, respectively	9,246	9,094
Additional paid-in capital	8,495,439	8,464,091
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,165,311)	(9,094,959)

Total stockholders' deficit	(569,251)	(530,399)

Total liabilities and stockholders' deficit	$5,136	$13,660

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Dec 31, 2015	Three Months Ending Dec 31, 2014	Six Months Ending Dec. 31, 2015	Six Months Ending Dec. 31, 2014
Revenue
License and management fees	336	3,045	1,239	5,663
Service fees	11,491	-	11,491	19,517
Total Revenue	11,827	3,045	12,730	25,180

Less Cost of sales	3,893	-	3,893	19,735

Gross Profit	7,934	3,045	8,837	5,445

Expenses
Accounting and auditing	1,620	3,120	12,420	15,000
Banking	195	-	215	523
Capital raising costs	-	-	28,000	-
Corporate administration	1,259	8,758	2,525	17,539
Corporate promotion	0	384	0	784
Interest	2,758	-	4,627	-
Officers management fees	15,000	15,000	30,000	30,000
Office expenses, rent, utilities	1,048	561	1,193	1,486
Patent fees	-	-	209	264
Total expenses	21,880	27,823	79,189	65,596

Net loss	(13,946)	(24,778)	(70,352)	(60,151)

Net loss per share, basic	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	92,457,204	86,348,704	91,953,037	86,348,704

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending Dec. 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(70,352)	$(60,151)
Adjustments to reconcile net loss to net cash
used by operating activities:
Compensatory stock issuances - accounts payable	28,000
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	2,590	(2,517)
Increase (Decrease) in related party payables	18,141	30,272
Decrease (Increase) in accounts receivable	9,216	1,037

Net cash used in operating activities	(12,405)	(31,359)

Cash flows from financing activities:
Advances from unrelated party	13,241	50,000
Proceeds from issuance of common stock	3,500	0

Net cash provided by financing activities	16,741	50,000

Net Increase/(Decrease) in cash	4,336	18,641
Cash, beginning of period	222	12,348

Cash, end of period	$4,558	$30,989

Supplemental disclosure of non-cash information
Stock issued for payables conversion	$28,000	$-

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $9,165,311 at December 31, 2015 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of December 31, 2015 and June 30, 2015, the Company has recorded as "related party payables", $286,811 and $268,670, respectively, which are due mainly to advances made by the CEO to pay for operating expenses.

As of December 31, 2015 and June 30, 2015, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending December 31, 2015 and in the three months ended December 31, 2014 incurred expenses of approximately $15,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended December 31, 2015, the Company did not issue any shares of common stock.

Note 5. Commitments and Contingencies

The Company has an outstanding loan arrangement with a third party, with balance outstanding at December 31, 2015 of $52,538 (December 31, 2014 $50,000). Interest is calculated at a rate of 20% with increasing monthly principal and interest payments. Payments due in the 12 months ended December 31, 2016 will total $18,750 and the balance due over the following 3 years.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended December 31, 2015 and the Form 10-K/A for the fiscal year ended June 30, 2015.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

In the three month period ended December 31, 2015, the Company recorded revenue of $11,827, compared to revenue of $3,045 in the corresponding three month period ended December 31, 2014. The increased revenue resulted from cancellation of the Company’s licensee for its intellectual property to ASiQ Limited effective November 1, 2015 and the Company assuming distribution of the BizjetMobile products. After Cost of Sales of $3,893, the Company had a Gross Profit of $7,934 in the three months ended December 31, 2015. In the three months ended December 31, 2014, the Company recorded Cost of Sales of nil, which resulted in a Gross Profit of $3,045.

Expenses in the three months ended December 31, 2015, decreased to $21,880 from $27,823 in the three months ended December 31, 2014 due mainly to lower corporate administration costs but after higher interest costs.

The Company had a net loss of $13,946 in the three month period ended December 31, 2015 compared to a net loss of $24,778 in the three month period ended December 31, 2014.

SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

In the six month period ended December 31, 2015, the Company recorded revenue of $12,730, compared to revenue of $25,180 in the corresponding six month period ended December 31, 2014. The decreased revenue reflected the changed nature of the operations of the Company. The six month period ended December 31, 2014 included revenue from managing the billing of BizjetMobile services on behalf of ASiQ Limited, an arrangement that was terminated effective September 30, 2014.  Under new arrangements, the Company has cancelled the license for its intellectual property to ASiQ Limited effective November 1, 2015 and the Company has assumed distribution of the BizjetMobile products. As a result, the Company recorded two months of revenue form BizjetMobile in the six months ended December 31, 2015. After Cost of Sales of $3,893, the Company had a Gross Profit of $8,837 in the six months ended December 31, 2015. In the six months ended December 31, 2014, the Company recorded Cost of Sales of $19,733, which resulted in a Gross Profit of $5,445.

Expenses in the six months ended December 31, 2015, increased to $79,189 from $65,596 in the six months ended December 31, 2014 due mainly to higher capital raising and interest costs but after lower corporate administration costs.

The Company had a net loss of $70,352 in the six month period ended December 31, 2015 compared to a net loss of $60,151 in the six month period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $222 at July 1, 2015 to $4,558 at December 31, 2015.

The Company reported revenue of $12,730 in the six months ending December 31, 2015 compared to $25,180 in the six month period ending December 31, 2014. The Company incurred a net loss of $70,352 from operating activities for the period July 1, 2015 to December 31, 2015, compared to a net loss of $60,151 from operating activities for the period July 1, 2014 to December 31, 2014. Cash used in operating activities decreased to $12,405 during the six months ended December 31, 2015 from $31,359 for the six months ended December 31, 2014 due to capital raising costs met from compensatory stock issue.

The cash flow of the Company from financing activities for the three months ending December 31, 2015 was $16,741 as a result of a non-related loan and proceeds from issue of common stock, compared to $50,000 from a non-related loan in the six months ending December 31, 2014.

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

Our management, including the Company's Chief Executive Officer/Principal Financial Officer, and the Company's President, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2015. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2015, the Company has not issued any shares of common stock.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2015:

(1) Form 8-K filed November 2, 2015.

The Company has advised ASiQ Limited ("ASiQ"), the licensee of the Company’s SafeCell intellectual property, that the License Agreement dated May 29, 2008 is to be terminated immediately, and ASiQ has agreed to the termination. Under the Agreement, ASiQ had the right to develop, manufacture and market the SafeCell intellectual property and ASiQ was to pay the Company a Royalty Fee of 10% of the revenue generated by SafeCell and received by ASIQ. The Company will pay ASiQ a termination fee of $450,000 on terms to be agreed.

As a result of the termination, the Company will now control 100% of its intellectual property.

The directors of the Company retain shareholdings in ASiQ and three of the Company’s directors, Mr Ron Chapman, Mr Graham Chappell and Mr Philip Shiels, are directors of ASiQ.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURE	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	February 10, 2016

By: /s/ Philip A. Shiels	Director	February 10, 2016

By: /s/ Graham O. Chappell	Director	February 10, 2016