Form 10-K/A
period 2015-06-30
AS-IP TECH INC
filed 2016-02-17
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K/A - 2

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

Class Outstanding at September 15, 2014:

Common Stock, par value $.0001 per share, 92,457,204

Documents incorporated by reference: None

Explanatory Note

This Amendment No. 2 (“Amendment No. 2”) to the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended June 30, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 28, 2015 and September 30, 2015 respectively, (the “Original Filings”), to include:

  Amended Report Of Independent Registered Public Accounting Firm to incorporate changed wording. For the convenience of the reader, this Amendment No. 2 amends and restates the Report Of Independent Registered Public Accounting Firm in its entirety.

  The disclosure set forth in Part II, Item 9A under the heading “Controls and Procedures.” For the convenience of the reader, this Amendment No. 2 amends and restates Item 9A in its entirety.

  Revised certification of the Company’s chief executive officer and chief financial officer in Exhibits 31.1 and 31.2 which replace the previously filed versions of those exhibits, to add language regarding internal controls over financial reporting that was inadvertently omitted from the Exhibits 31.1 and 31.2 of the Original Filings. Each certification, as corrected by this Amendment No. 2, was true and correct as of the date of the Original Filings.

Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures contained in the Original Filings as amended by this Amendment No. 2, including the previously reported financial statements and other financial disclosures included in the Original Filings, and accordingly, this Amendment No. 2 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC.

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4
ITEM 9A. CONTROLS AND PROCEDURES	5
SIGNATURES	7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AS-IP Tech, Inc.:

We have audited the accompanying consolidated balance sheets of AS-IP Tech, Inc. (“the Company”) as of June 30, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of AS-IP Tech, Inc., as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2015, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President and an external advisor, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer and President concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2015 were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2015, were effective.

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

Signature	Title	Date

/s/ Richard Lukso	Director	February 11, 2016
Richard Lukso

/s/ Ronald J. Chapman	Director	February 11, 2016
Ronald J. Chapman

/s/ Graham O. Chappell	Director	February 11, 2016
Graham O. Chappell

/s/ Philip A. Shiels	Director	February 11, 2016
Philip A. Shiels