Form 10-Q/A
period 2015-09-30
AS-IP TECH INC
filed 2016-02-17
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (the "Original Filing"). The sole purpose of this Amendment No. 1 is to amend Item 4 of Part I to revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting. Other than the inclusion with this Amendment No. 1 of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (and related amendment to the Exhibit Index in Item 6 of the Original Filing to reflect the addition of such certifications and related changes to the footnotes to the Exhibit Index), this Amendment No. 1 does not modify, or update any other disclosures contained in, our Original Filing.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ITEM 4. CONTROLS AND PROCEDURES	4
SIGNATURES	5

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

AS-IP TECH, INC.

SIGNATURE	TITLE	DATE

By: /s/ Richard Lukso	Director	February 11, 2016

By: /s/ Ronald J. Chapman	Director	February 11, 2016

By: /s/ Philip A. Shiels	Director	February 11, 2016

By: /s/ Graham O. Chappell	Director	February 11, 2016

5