Form 10-K/A
period 2015-06-30
AS-IP TECH INC
filed 2016-03-01
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K/A - 3

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

Class Outstanding at September 15, 2014:

Common Stock, par value $.0001 per share, 92,457,204

Documents incorporated by reference: None

Explanatory Note

This Amendment No. 3 (“Amendment No. 3”) to the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended June 30, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 28, 2015, September 30, 2015 and February 17, 2016 respectively, (the “Original Filings”), to include the Financial Statements including the Report Of Independent Registered Public Accounting Firm in its entirety.

Except as described above, this Amendment No. 3 does not amend, update or change any other items or disclosures contained in the Original Filings as amended by this Amendment No. 3, including the previously reported financial statements and other financial disclosures included in the Original Filings, and accordingly, this Amendment No. 3 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 3 should be read in conjunction with our other filings with the SEC.

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

June 30, 2015 and 2014

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

Signature	Title	Date

/s/ Ronald J. Chapman	Director	February 25, 2016
Ronald J. Chapman

/s/ Graham O. Chappell	Director	February 25, 2016
Graham O. Chappell

/s/ Philip A. Shiels	Director	February 25, 2016
Philip A. Shiels