Form 10-Q/A
period 2015-09-30
AS-IP TECH INC
filed 2016-03-01
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q and Form 10Q/A for the quarterly period ended September 30, 2015 filed on November 12, 2015 and February 17, 2016 respectively (the "Original Filings"). The sole purpose of this Amendment No. 2 is the inclusion of the Financial Statements for the period ended September 30, 2015.

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

AS-IP TECH, INC.

SIGNATURE	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	February 25, 2016

By: /s/ Philip A. Shiels	Director	February 25, 2016

By: /s/ Graham O. Chappell	Director	February 25, 2016