Form 10-Q
period 2016-03-31
AS-IP TECH INC
filed 2016-05-13
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 000-27881

AS-IP TECH, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	522101695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2/1 Contour Close

Research, Victoria, 3095, Australia

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

As of May10, 2016, there were 92,457,204 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2016	June 30, 2015
ASSETS
Current Assets
Cash	$40,224	$222
Accounts receivable	46,243	13,476

Total current assets	86,467	13,698

Intangible assets, net	-	-

Total assets	$86,467	$13,698

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$24,851	$7,281
Related party payables	302,021	268,670
Due to related parties	228,811	228,811
Loans	51,496	39,297
Stock subscription payable	47,859	-
Total current liabilities	655,038	544,059

Total liabilities	655,038	544,059

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 90,944,704 and 92,457,204 shares issued and outstanding, respectively	9,246	9,094
Additional paid-in capital	8,495,439	8,464,091
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,164,631)	(9,094,959)

Total stockholders' deficit	(568,571)	(530,399)

Total liabilities and stockholders' deficit	$86,467	$13,660

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Mar. 31, 2016	Three Months Ending Mar. 31, 2015	Nine Months Ending Mar. 31, 2016	Nine Months Ending Mar. 31, 2015

Revenue
System sales	79,999	-	79,999	-
Service fees	62,028	-	73,519	-
License fees	-	5,823	1,239	31,003
Total revenue	142,027	5,823	154,757	31,003

Cost of sales	80,466	-	84,359	19,735

Gross Profit	61,561	5,823	70,399	11,268

Expenses
Accounting and auditing	1,620	1,620	14,040	16,620
Banking	475	265	690	788
Capital raising costs	-	62,500	28,000	62,500
Contractor fees	23,900	-	23,900	-
Corporate administration	1,479	1,894	4,004	19,433
Corporate promotion	-	-	-	784
Interest	2,707	2,414	7,334	2,414
Marketing	15,655		15,655
Officers management fees	15,000	15,000	45,000	45,000
Office expenses, rent, utilities	45	45	1,276	1,510
Exchange losses	-	9	-	30
Patent fees	-	-	209	264
Total expenses	60,882	83,747	140,109	149,343

Net profit (loss)	680	(77,924)	(69,710)	(138,075)

Net profit (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	92,457,204	87,598,704	92,079,079	86,973,704

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending Mar 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(69,710)	$(138,075)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	28,000	62,500
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	17,570	(4,224)
Increase (Decrease) in related party payables	33,351	33,480
Decrease (Increase) in accounts receivable	(32,766)	(10,476)
Decrease (Increase) in prepaid expenses	-	-

Net cash used in operating activities	(23,555)	(56,795)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	-	-
Advances from unrelated party	12,198	44,779
Proceeds from issuance of common stock	3,500	-
Funds received pending issue of shares	47,859	-
Net cash provided by financing activities	63,557	44,779

Net Increase/(Decrease) in cash	40,002	(12,016)
Cash, beginning of period	222	12,347

Cash, end of period	$40,224	$331

Supplemental disclosure of non-cash information

Stock issued for payables conversion	$28,000	$-

Stock issued for payable conversion	$-	$-

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 201^

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $9,164,631 at March 31, 2016 and will be required to make significant expenditures in connection with development of the SafeCell intellectual property, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of March 31, 2016 and June 30, 2015, the Company has recorded as "related party payables", $302,021 and $268,670, respectively, which are due mainly to advances made by the CEO to pay for operating expenses. From July 1, 2016, interest will accrue on amounts due to the CEO calculated quarterly at a rate of 6.5% per annum. The loan will be repaid from surplus operating cash, when funds are available.

As of March 31, 2016 and June 30, 2015, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending March 31, 2016 and in the three months ended March 31, 2015 incurred expenses of approximately $15,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability until paid with cash or settled with shares of stock. These amounts are non-interest bearing, unsecured and due on demand.

Note 4. Stockholders' Deficit

During the three month period ended March 31, 2016, the Company did not issue any shares of common stock.

Note 5. Commitments and Contingencies

The Company has an outstanding loan arrangement with a third party, with balance outstanding at March 31, 2016 of $51,496 (March 31, 2015 $44,779). Interest is calculated at a rate of 20% with increasing monthly principal and interest payments. Payments due in the 12 months ended March 31, 2017 will total $22,500 and the balance due over the following two and a half years.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended March 31, 2016 and the Form 10-K/A for the fiscal year ended June 30, 2015.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

In the three month period ended March 31, 2016, the Company recorded revenue of $142,027, compared to revenue of $5,823 in the corresponding three month period ended March 31, 2015. The increased revenue resulted from the Company assuming distribution of the BizjetMobile products and cancellation of the Company’s license for its intellectual property to ASiQ Limited, effective November 1, 2015. After Cost of Sales of $80,466, the Company had a Gross Profit of $61,561 in the three months ended March 31, 2016. In the three months ended March 31, 2015, the Company recorded Cost of Sales of nil, which resulted in a Gross Profit of $5,823.

Expenses in the three months ended March 31, 2016, decreased to $60,882 from $83,747 in the three months ended March 31, 2015 due mainly to lower capital raising costs but after higher contractor and marketing costs, reflecting the changes to the Company’s business.

The Company had a net profit of $680 in the three month period ended March 31, 2016 compared to a net loss of $77,924 in the three month period ended March 31, 2015.

NINE MONTHS ENDED MARCH 31, 2016 COMPARED TO NINE MONTHS ENDED MARCH 31, 2015

In the nine month period ended March 31, 2016, the Company recorded revenue of $154,757, compared to revenue of $31,003 in the corresponding nine month period ended March 31, 2015. The increased revenue reflected the changed nature of the operations of the Company. The increased revenue resulted from the Company assuming distribution of the BizjetMobile products and cancellation of the Company’s license for its intellectual property to ASiQ Limited, effective November 1, 2015. After Cost of Sales of $84,359, the Company had a Gross Profit of $70,399 in the nine months ended March 31, 2016. In the nine months ended March 31, 2015, the Company recorded Cost of Sales of $19,735, which resulted in a Gross Profit of $11,268.

Expenses in the nine months ended March 31, 2016, decreased to $140,109 from $149,343 in the nine months ended March 31, 2015 due mainly to lower capital raising but after higher contractor and marketing costs.

The Company had a net loss of $69,710 in the nine month period ended March 31, 2016 compared to a net loss of $138,075 in the nine month period ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $222 at July 1, 2015 to $40,224 at March 31, 2016.

The Company reported revenue of $142,027 in the nine months ending March 31, 2016 compared to $31,003 in the nine month period ending March 31, 2015. The Company incurred a net loss of $69,710 from operating activities for the period July 1, 2015 to March 31, 2016, compared to a net loss of $138,075 from operating activities for the period July 1, 2014 to March 31, 2015. Net cash used in operating activities decreased to $23,555 during the nine months ended March 31, 2016 from $56,795 for the nine months ended March 31, 2015 due to the lower Net Loss and capital raising costs met from compensatory stock issue.

The cash flow of the Company from financing activities for the nine months ending March 31, 2016 was $63,557 as a result of a non-related loan and funds received pending issue of common stock, compared to $44,779 from a non-related loan in the nine months ending March 31, 2015.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2016. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company has not issued any shares of common stock, but has received $47,859 for purchase of shares of common stock which are yet to be issued.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2016:

(1) Form 8-K filed March 8, 2016.

Item 1.01 Entry into a Material Definitive Agreement.

On March 4, 2016, AS-IP Tech, Inc. (ASIP) entered into an agreement with Jetfly Aviation SA of Luxemburg (Jetfly) for the supply of its Chiimp4 system and services to be installed on 10 of Jetflys Pilatus PC12NG aircraft. The agreement is for period of 5 years and includes an option for another 10 installations. With the Chiimp4 system, Jetfly passengers and pilots will be able to send and receive SMS text messages and text emails, in flight.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	May 13, 2016

By: /s/ Philip A. Shiels	Director	May 13, 2016

By: /s/ Graham O. Chappell	Director	May 13, 2016