Form 10-K
period 2016-06-30
AS-IP TECH INC
filed 2016-10-13
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended JUNE 30, 2016

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of June 30, 2016, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.035 on that date) was approximately $3,045,226.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at September 30, 2016:

Common Stock, par value $.0001 per share, 134,281,982

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

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

AS-IP Tech, Inc. (formerly ASI Entertainment, Inc.) was formed on April 29, 1998 as a Delaware corporation. The Company has an authorized capital of 500,000,000 shares of Common Stock, par value of $.0001 per share (the "Common Stock") and 50,000,000 shares of preferred stock, par value $.0001 per share.  All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per sha0re. The executive offices of the Company are located at 2/1 Contour Close, Research, Victoria, 3095 Australia. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021. The Company’s telephone number is +1 424-888-2212.

BUSINESS

(1) Principal products or services and their markets;

The Company owns technology which is sold as two products called BizjetMobile and fflya. The products deliver inflight connectivity for the business aviation and commercial aviation industry respectively.

BizjetMobile provides corporate jets with an alternative global inflight connectivity approach based on the latest App revolution, a narrowband satellite link and Bluetooth Smart technology. BizjetMobile is marketed under the brand names CHiiMP and KONNG. CHiiMP and KONNG are mobile Apps that deliver highly optimized inflight text and email for passengers and crew. The onboard network comprises a Bluetooth hotspot that integrates a set of algorithms and file management protocols that are custom built for aviation satellite networks. All communications are managed by a cloud-based gateway and report by user, flight, aircraft, file, and message type. As a result, passengers and crew receive unlimited inflight connectivity for a flat low monthly rate.

fflya provides airlines with a customized global inflight connectivity approach based on the latest mobile App technology, a narrowband satellite link and Bluetooth technology. By incorporating embedded advertising and destination sponsors, fflya can deliver free messaging to airline passengers. The fflya platform reduces the installation, certification and equipment costs by up to 90% compared to inflight broadband. In addition, it uses a cloud-based messaging platform capable of delivering real-time demographic and profiling data.

BizjetMobile and fflya products leverage off the existing Inmarsat & Iridium satellites, but will be further enhanced by Next Generation Iridium satellites due for launch in November 2016.

The technology has been selected for 58 aircraft with 46 installations completed to date operating across Australia, Asia, the America’s, Europe and the Middle East. The Company recently signed Jetfly as the fleet launch customer in Europe and EmergencyAir as the fleet launch customer in America for the new Bluetooth Smart platform.

Markets

BizjetMobile’s target market is the business aviation industry, specifically international corporate jets searching for an alternative low-cost inflight connectivity solution or an-add on service to reduce their operational costs.

fflya’s target market is the commercial aviation industry, specifically low-cost carriers that can’t justify inflight Wi-Fi as their passengers expect connectivity to be free. fflya targets low-cost carriers because it provides free messaging, makes money and enhances the brand – all without the airline having to charge its customers.

 (2) Distribution methods of the products or services;

Until October 31, 2015, the Company’s products and services were licensed to ASiQ Ltd, a related party, under an exclusive development and distribution agreement on the following main terms:

i)

As required by the Company, ASiQ will develop, manufacture and market the products to the aviation industry.

ii)

ASiQ to pay the Company a license fee of 10% of the net revenue generated by the products and received by ASiQ.

iii)

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

Effective November 1, 2015, ASiQ’s license of the technology was terminated by mutual agreement, and the Company assumed control of the development, marketing and maintenance for the BizjetMobile and fflya products and services.

The Company has subsequently appointed BizjetMobile agents for the Americas, Europe and Asia Pacific who will represent the Company on a commission basis.

(3) Status of any publicly announced new product or service;

The Company has announced it will launch its fflya program, the Bluetooth Smart airline version, at the APEX (Airline Passenger Experience Association) Expo on October 23, 2016.

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

Competition

In the United States, GOGO Inc. (formally Aircell) dominates the aviation communications market. GOGO’s system connects passenger devices via Wi-Fi, having implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. At June 30, 2015, GOGO had 2,845 airliners and 3,795 business jets connected to its system. The Aircell division of GOGO also provides Iridium satellite communications to 5,458 corporate aircraft. These are legacy satellite systems and GOGO Biz Services cannot be delivered by Iridium. Approximately 50% of the BizjetMobile customers are connected via the Aircell Iridium system.

Internationally, there are four major Wi-Fi industry players: Panasonic, GOGO Inc., VIASAT and Inmarsat.

Panasonic and GOGO Inc. leverage off leased Ku-band satellites whereas VIASAT and Inmarsat are owner-operators of Ka-band satellites. Despite the discussion about increasing satellite speeds, the reality remains that speed is relative to cost and therefore the more speed and bandwidth required the higher the cost. The primary market for all four vendors is predominantly Tier 1 airlines and national flag carriers. These airlines provide first and business class passengers with an adequate level of Internet where cost of delivery is not their primary concern. In the majority of cases, first and business class passengers receive this service free of charge.

Equipment, installation and certification costs on these platforms are substantial and where possible, the majority of airlines will exercise the option to have it factory installed on new aircraft. Currently there are only approximately 60 major airlines globally with inflight Wi-Fi.

For the Company’s airline concept to compete it will provide flexible terms on equipment cost and revenue sharing. Airlines are expected to be attracted to this structure, which allows them to offer the service at little or no cost to the passenger.

The Company believes agents will be able to compete with the other companies in both the business aircraft and airline fields due to its very low equipment costs, little or no certification issues unlike Wi-Fi, and the fact that Bluetooth has been tested and documented as safe for use in aircraft.

(5) Sources and availability of raw materials and the names of principal suppliers;

Not applicable.

(6) Dependence on one or a few major customers;

The Company will be dependent on its agents to market the product to generate the income from which the Company hardware sales and service fees. The timing and extent of that marketing will be dependent on the resources and efforts of its agents.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company originally acquired the application for an Australian patent on its "SafeCell" system and filed an International application under the Patent Co-oper0ation Treaty "PCT". In September 2008, the Company received notification that the International Preliminary Report on Patentability had been established. The Company subsequently filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received notification of the approval of the Australian patent application. In January 2012, the Company received notification of the approval of the Chinese patent application. The Company has subsequently decided to proceed no further with the patents as the technology is predominately software based and protected by copyright. With the advent of Bluetooth Smart, the technology has advanced to a point where the patent is no longer relevant.

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

Until October 31, 2015, all research and development which created the BizjetMobile range of products was carried out by the licensee, ASiQ. Since November 2015, the Company estimates that it has expended $200,000 on research and development for the airline version

(11) Costs and effects of compliance with environmental laws (federal, state and local); and

Not applicable

(12) Number of total employees and number of full time employees.

The company does not have any employees, instead contracts the Chief Executive Officer and Chief Financial Officer (same person), as well as contracting marketing and technical services as required.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company maintains its corporate administration office at 2/1 Contour Close, Research, Victoria, 3095, Australia.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $.0001 par value, and 50,000,000 shares of preferred stock, $.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 134,281,982 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCPK.  Prior to that date, there was no public market for the Company's securities.  The following table sets out the range of the high and low sales prices for the Company's securities.

	Common Stock
Quarter Ended	High	Low
June 30, 2014	$0.04	$0.0028
September 30, 2014	$0.09	$0.025
December 31, 2014	$0.03	$0.025
March 31, 2015	$0.025	$0.024
June 30, 2015	$0.025	$0.02
September 30, 2015	$0.021	$0.025
December 31, 2015	$0.018	$0.03
March 31, 2016	$0.018	$0.03
June 30, 2016	$0.025	$0.04

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

Since 2007 owned intellectual property which was licensed to its former subsidiary, ASiQ Limited. ASiQ subsequently developed the aviation communication technology which it marketed as “BizjetMobile” and from which the Company received license fees. The material terms of the license agreement were:

i)

As required by the Company, ASiQ will develop, manufacture and market SafeCell to the airline industry

ii)

ASiQ to pay the Company a license fee of 10% of the revenue generated by SafeCell and received by ASIQ.

iii)

ASiQ will secure the services of Ron Chapman to assist in any product development and marketing.

iv)

Should ASiQ develop other applications for the SafeCell concept outside the aviation industry, ASiQ and the Company will enter into separate agreements setting out the basis on which ASiQ can use the SafeCell concept as set out in the International PCT application, such agreement will include license and royalty payments payable under the agreement.

Effective November 1, 2015, the License Agreement was terminated by mutual agreement between ASiQ and the Company. Consequently, the Company has assumed responsibility for the BizjetMobile business and has engaged agents and contractors in order to enable continuation of the service and to expand the service.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2016 of $9,428,693. Major components of the loss include depreciation, capital raising costs, consulting and management fees, and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the BizjetMobile and fflya businesses. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings and revenues from operations.  The Company may be required to raise additional capital through debt financing.

YEAR ENDED JUNE 30, 2016 COMPARED WITH YEAR ENDED JUNE 30, 2015

The Company received revenue of $164,438 in the year ending June 30, 2016, compared to $33,702 in the year ended June 30, 2015. As a result of the termination of the license agreement with ASiQ, the Company’s revenue in the year ended June 30, 2016 increased from sales of BizjetMobile systems as well as service fees. Previously, the Company’s revenue was generated from license and administration fees. The Company’s cost of sales was $60,820 and $19,735 for the years ended June 30, 2016 and June 30, 2015 respectively, again representing the change of business with a large portion of the cost of sales made up of agents’ commissions. As a result, the Company reported a gross profit of $103,618 in the year ended June 30, 2016, compared to a gross profit of $13,967 in the year ended June 30, 2015.

Expenses increased from $167,380 for the twelve month period ending June 30, 2015 to $437,391 for the twelve month period ending June 30, 2016 due to costs associated with the BizjetMobile business, including marketing, technical services, communication costs and amortization.

The Company recorded a net loss for the twelve month period ending June 30, 2016 of $333,773, compared to a loss of $153,413 for the twelve month period ending June 30, 2015.

There was no foreign currency translation gain or loss for the year ended June 30, 2015 or for the year ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used the proceeds from the sale of the securities for payment of operating costs to date.

The Company's cash and cash equivalents cash equivalents increased from $222 at June 30, 2015 to $64,292 at June 30, 2016 as a result of capital raisings but after increased operating costs.

The Company's revenue for the twelve months ending June 30, 2016 was $164,438, compared to $33,702 in the twelve month period to June 30, 2015 following termination of the license for the Company’s technology and the Company assuming management of the BizjetMobile program.  Consequently, operating costs increased in the period July 1, 2015 to June 30, 2016 as a result of marketing, costs, communications costs and technical and support services, as well as management fees. As a result, the Company had a net loss of $333,773 from operating activities for the period July 1, 2015 to June 30, 2016, compared to a loss from operating activities of $153,413 in the period July 1, 2014 to June 30, 2015.

The Company had no cash flow from investing activities for the twelve months ending June 30, 2016, and June 30, 2015 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2016 was from the proceeds from issue of common stock and increased loan facilities. In the twelve months ending June 30, 2015 financing activities was from loan facilities.

The Company's business plan is based on developing the BizjetMobile business as well as expansion into the airline business.  This plan may require significant capital from the Company for marketing and technical and product support. The Company may not have sufficient funds to finance its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution.  The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company has no commitment for capital expenditure in the near future.

OUTLOOK

The following are forward looking statements and should be read in conjunction with the Forward Looking Statement in Part I. of this Form 10-K.

The Company’s current revenue is from service fees and system sales generated by BizjetMobile. The fees are based on the revenue from monthly service charges for the provision of connectivity and hardware sales of the Company’s routers and Bluetooth Access points. The customer base for business jets has continued to grow with the signing of its first fleet contracts in Europe and America and while modest at this stage, the revenue from on-going service fees is expected to grow.

The Company has continued development of its technology, which has led to an expanded product range to enable it to market to a broader range of business, airline and government aircraft operators.

With the launch of the airline system, the Company’s focus is to secure a launch airline that will create an opportunity to generate revenue from a whole new range of passenger value added services including commissions on sales from embedded advertising and additional revenue from enhanced communications. Under the fflya program, an airline will receive the system on a revenue share basis on terms to be agreed. As the equipment cost is a fraction of a Wi-Fi platform, the Company needs minimal commissions to justify the cost of the hardware. The Company believes low cost airlines will be attracted to this business model given approximately only 6% of passengers are prepared to pay for Wi-Fi, even on the lowest-cost Wi-Fi enabled US domestic airline. This means 94% of passengers are not prepared to pay as they expect connectivity to be cheaper or free. fflya data costs are so miniscule that commissions for value-added services are what allow the airline to offer free messaging.

The Company will continue to invest in marketing with representations at the major aviation exhibitions including APEX airline expo in October 2016, NBAA American business jet expo in November 2016, and EBACE the European business jet expo May 2017.

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

AS-IP TECH, INC.

FINANCIAL STATEMENTS

June 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AS-IP Tech, Inc.:

We have audited the accompanying consolidated balance sheets of AS-IP Tech, Inc. (“the Company”) as of June 30, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of AS-IP Tech, Inc., as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

October 13, 2016

AS-IP TECH, INC.

BALANCE SHEETS

(AUDITED)

	June 30,
	2016	2015
ASSETS
Current Assets
Cash	$64,292	$222
Accounts receivable	5,294	13,438

Total current assets	69,586	13,660

Intangible assets, net of accumulated amortization for $60,000 as of June 30,2016 and $0 as of June 30,2015	390,000

Total assets	$459,586	$13,660

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$19,861	$7,281
Related party payables	252,761	268,670
Due to related parties	228,811	228,811
Loans	50,400	39,297
Deferred revenue	16,431	-
Total current liabilities	568,264	544,059

Total liabilities	568,264	544,059

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 2015: 90,994,704 shares issued and outstanding 2016: 131,939,482 shares issued and outstanding	13,196	9,094
Additional paid-in capital	9,215,444	8,464,091
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,428,693)	(9,094,920)

Total stockholders' deficit	(108,678)	(530,360)

Total liabilities and stockholders' deficit	$459,586	$13,699

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended June 30, 2016	For the year ended June 30, 2015

License fees	$1,239	$14,184

BizjetMobile system sales	79,999

BizjetMobile service fees	83,200

Administration fees	-	19,518

Total revenue	164,438	33,702

Cost of sales	60,820	19,735

Gross profit	103,618	13,967

Selling, general and administrative expenses	317,391	107,380
Officers management fee	60,000	60,000
Amortization expense	60,000	-

Loss from operations	(333,773)	(153,413)

Net loss	$(333,773)	$(153,413)

Net loss per share - (Basic)	$0.00	$0.00

Weighted average number of common shares outstanding	112,198,343	87,767,904

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

June 30, 2014	86,348,704	8,634	8,360,130	91,380	(5)	(8,941,507)	(481,368)
Bonus issuance of common stock	2,500,000	250	62,250				62,500
Issuance of shares for settlement of debt	2,096,000	210	41,710				41,920
Net loss for the year ended						(153,413)	(153,413)
							-
June 30, 2015	90,944,704	9,094	8,464,091	91,380	(5)	(9,094,920)	(530,361)
Bonus issuance of common stock	1,250,000	125	26,125				26,250
Issuance of shares for settlement of debts	24,597,376	2,462	447,539				450,001
Issuance of shares for settlement of related party debts	2,000,000	200	39,800				40,000
Issuance of stock for cash	9,760,150	976	170,484				171,460
Issuance of common stock payable for services	3,387,252	339	67,406				67,745
Net loss for the year ended						(333,773)	(333,773)

June 30, 2016	131,939,482	13,195	9,215,445	91,380	(5)	(9,428,693)	(108,678)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(333,773)	$(153,442)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	93,994	64,420
Compensatory stock issuances - consultants	0	0
Amortization of intangibles	60,000	4,614
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	12,580	(12,188)
Increase (Decrease) in related party payables	24,091	47,198
Increase (Decrease) in deferred revenue	16,431
Decrease (Increase) in accounts receivable	8,183	(2,024)

Net cash used in operating activities	(118,494)	(51,422)

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:
Loan	11,104	39,296
Proceeds from issuance of common stock	171,460	-

Net cash provided by financing activities	182,564	39,296

Net Increase/(Decrease) in cash	64,070	(12,126)
Cash, beginning of period	222	12,348

Cash, end of period	$64,292	$222

Supplemental schedule of non-cash activities
Stock issued for payable conversion	$490,000	$41,920

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $9,428,693 at June 30, 2016. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. The Company expects to generate revenue in the future from the BizjetMobile and fflya businesses from the sale of hardware and provision of on-going services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At June 30, 2016 and 2015 there were deposit balances in a United States bank of $64,292 and $222 respectively.

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

At June 30, 2016 the Company had net operating loss carryforwards of $9,109,812 which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $2,056,824 in 2016, compared to an allowance of $2,015,351 in 2015. The change in the valuation allowance for U.S. tax purposes in 2016 and 2015 was $41,473 and $18,000, respectively.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

All of the Company’s financial instruments are level one and are carried at market value, requiring no adjustment to book value. The financial instruments were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange.

Products and services, and geographic areas

Company sales will be derived from hardware sales and on-going service fees as well as other revenue sources that might be developed from the Company's technology. Previously the Company received license fees under license arrangements covering North and South America, Asia and Australia.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

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

Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s SafeCell technology. The Company has provided for amortization of $60,000 in the year ended June 30, 2016 on the basis that the technology has a useful life of 5 years.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2016 and 2015, the Company has incurred as "related parties payables", $252,761 and $268,670 respectively, which are due mainly to advances made by the CEO to pay for operating expenses. During the year ended June 30, 2016, $40,000 of debt due to the CEO was converted to 2,000,000 shares, on the basis of an issue price of $0.02 per share. From July 1, 2016, interest will accrue on amounts due to the CEO calculated quarterly at a rate of 6.5% per annum. The loan will be repaid from surplus operating cash, when funds are available.

As of June 30, 2016 and 2015, the Company had "due to related parties" of $228,811 which are advances made by related parties to provide capital.

The “related parties payables” and “due to related parties” balances are non-interest bearing, unsecured and due on demand.  Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

The Company in 2016 and 2015 incurred expenses of approximately $60,000 and $60,000 respectively to entities affiliated through common stockholders and directors for management expenses.

Under the terms of termination of the license agreement with ASiQ Ltd, a related party, the $450,000 termination fee was satisfied by issue of 24,597,376 shares of the Company’s stock.

NOTE 3 - LEASE COMMITMENTS

The Company does not have any arrangements to lease premises for its operations. The Company previously had entered into an arrangement under which it used premises at A$3,200 per annum and but had not entered into a formal lease agreement.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2014 had 100,000,000 shares of authorized common stock, $.0001 par value, with 86,348,704 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

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

During the year ended June 30, 2016, the Company issued a total of 1,250,000 bonus shares for fund raising valued at $0.021 per share.

During the year ended June 30, 2016, the Company issued a total of 3,190,600 shares for cash valued at $0.015 per share.

During the year ended June 30, 2016, the Company issued a total of 1,763,000 shares for cash valued at $0.016 per share.

During the year ended June 30, 2016, the Company issued a total of 4,806,550 shares for cash valued at $0.02 per share.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended June 30, 2016, the Company issued a total of 262,500 shares for services valued at $0.015 per share.

During the year ended June 30, 2016, the Company issued a total of 3,124,752 shares for services valued at $0.02 per share.

During the year ended June 30, 2016, the Company issued a total of 24,597,376 shares for reduction of related party accounts payable related to the intangible asset valued at $0.018 per share.

During the year ended June 30, 2016, the Company issued a total of 2,000,000 shares for reduction of related party accounts payable valued at $0.02 per share.

Preferred stock

As of June 30, 2016, the Company had 50,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Subscriptions payable

As of June 30, 2016, the Company has a total of 4,965,556 shares payable to an individual with a net value of $91,380.

NOTE 5 - BAD DEBTS

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of June 30, 2016 and 2015, the Company determined that an allowance was not needed.

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

Our Chief Executive Officer / Chief Financial Officer and President evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchanged Act of 1934, as amended (the "Exchange Act"), as of June 30, 2016.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2015, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person) and President and an external advisor, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer and President, to allow timely decisions regarding required disclosures. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer and President concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2016, were effective.

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

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2016. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2016 were effective.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 83, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company grew from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 64, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 71, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 64, has been a director of the Company since 1996. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to ASiQ Ltd. since 1994 and AS-IP Tech, Inc. since its inception. Mr Shiels has served as the Director of Finance for ASI Holdings Pty. Ltd. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2016. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2016:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2016 2015	- -	- -	$ - $ -
Ronald Chapman, President	2016 2015	- -	- -	$ - $ -
Philip Shiels, Chief Executive Officer Chief Financial Officer	2016 2015	- -	- -	$60,000(1) $60,000 (1)
Graham Chappell, Director	2016 2015	- -	- -	$ - $ -

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 160 Silvan Road, Wattle Glen, Vic., 3096 Australia	12,757,951	9.5%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	2,271,406	1.7%
Philip A. Shiels (4) Chief Executive Officer, Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	15,948,522	11.9%
Richard Lukso (5) Director 5610 Via Arbolado Tucson, AZ, 85750	2,140,000	1.6%
Ocean View Investments Pty. Ltd. (6) 100 Barkly St St Kilda, Vic., 3182 Australia	13,888,889	10.3%
Eric P. van der Griend (6) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	10.5%
Martin Clark (7) 2 Winding Way Warrandyte, VIC., 3113 Australia	6,837,635	5.1%
David & Beverly Chalmers (8) 10 Breaker Court Ocean Grove Vic., 3226 Australia	6,935,956	5.2%
All the officers and directors as a group (4 persons)	33,117,879	24.7%

(1)  Assumes 134,281,982 shares of Common Stock issued and outstanding.

(2)  Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly. Mr Chapman is the managing director (president) and  majority shareholder of Chapman International Pty. Ltd. holds 450,000 shares and is the  controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No.1 Trust which holds 9,631,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.

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

(4)  Philip A. Shiels, Chief Executive Officer and Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 3,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 8,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 4,500,000 shares.

(5) Richard Lukso, Chairman and a director of the Company, holds 1,140,000 shares directly and is the beneficial owner of 1,000,000 shares held by the Lukso Family Trust DTD 4/29/97.

(6)  Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 Shares.

(7) Martin Clark is a director and shareholder of Edilan Investments Pty. Ltd. which owns 6,837,635 shares as trustee for the Martin Clark Family Trust.

(8) David and Beverly Chalmers are trustees of the Broben Superannuation Fund which holds 6,935,956 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ron Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASiQ Pty. Ltd. ("ASiQ").

On February 28, 2007, the Company entered into an agreement to purchase the SafeCell intellectual property from ASiQ for $250,000.  Since the SafeCell acquisition, the Company has looked to ASiQ and the SafeCell creators to develop the flight test system and to promote SafeCell to the aviation industry.

On May 29, 2008 the Company entered into a License Agreement with ASiQ, under which ASiQ will:

1.

As required by the Company, develop, manufacture and market SafeCell for the aviation industry.

2.

Secure the services of the SafeCell inventor, Mr Ron Chapman to assist in product development and marketing.

3.

Pay AS-IP a License Fee of 10% of the revenue generated by SafeCell, and received by ASiQ.

4. In addition, should ASiQ develop other applications for the SafeCell concept outside the aviation industry, ASiQ and the Company will enter into separate agreements setting out the basis on which ASiQ can use the SafeCell concept as set out in the International PCT application, such agreements including license and royalty payments.

Effective November 1, 2015, the License Agreement was terminated by mutual agreement between ASiQ and the Company. Subsequently, the Company has assumed responsibility for the BizjetMobile business and has engaged agents and contractors to enable continuation and expansion of the service.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2015 and June 30, 2016 were $15,660 and $15,660 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2015 and 2016.

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

(b) Reports filed on Form 8-K for the year ending June 30, 2016:

On November 2, 2016, the Company announced that it had advised ASiQ Limited ("ASiQ"), the licensee of the Company’s SafeCell intellectual property, that the License Agreement dated May 29, 2008 is to be terminated immediately, and ASiQ has agreed to the termination The Company will pay ASiQ a termination fee of $450,000 on terms to be agreed.

On March 8, 2016, the Company announced that it had entered into an agreement with Jetfly Aviation SA of Luxemburg (Jetfly) for the supply of its Chiimp4 system and services to be installed on 10 of Jetfly’s Pilatus PC12NG aircraft. The agreement is for period of 5 years and includes an option for another 10 installations.

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

Signature	Title	Date

/s/ Richard Lukso	Director	10/13/2016
Richard Lukso

/s/ Ronald J. Chapman	Director	10/13/2016
Ronald J. Chapman

/s/ Graham O. Chappell	Director	10/13/2016
Graham O. Chappell

/s/ Philip A. Shiels	Director	10/13/2016
Philip A. Shiels