Form 10-Q
period 2016-09-30
AS-IP TECH INC
filed 2016-11-14
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, there were 134,281,982 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2016	June 30, 2016
ASSETS
Current Assets
Cash	$31,440	$64,292
Accounts receivable	19,581	5,294
Total current assets	51,021	69,586

Intangible assets, net of accumulated amortization for $82,500 as of September 30, 2016 and $60,000 as of June 30, 2016	367,500	390,000

Total assets	$418,521	$459,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,847	$19,861
Related party payables	277,133	252,761
Due to related parties	228,811	228,811
Loans	49,133	50,400
Deferred revenue	14,994	16,431
Subscription for capital	63,899	0
Total current liabilities	637,817	568,264

Total liabilities	$637,817	$568,264

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 131,939,482 and 134,281,982 shares issued and outstanding, respectively	13,430	13,196
Additional paid-in capital	9,262,060	9,215,444
Subscriptions payable	91,380	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,586,161)	(9,428,693)
Total stockholders' deficit	(219,296)	(108,678)

Total liabilities and stockholders' deficit	$418,521	$459,586

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Sep. 30, 2016	Three Months Ending Sep 30, 2015

Revenue
System sales	$29,970	$0
Service fees	31,856	0
License fees	0	903
Total revenue	$61,826	$903

Cost of sales	24,434	0
Gross Profit	$37,392	$903

Expenses
Accounting and auditing	$6,000	$10,800
Advertising and promotion	5,106	0
Amortisation	22,500	0
Banking	2,504	20
Capital raising costs	0	28,000
Communications data	20,888
Corporate administration	926	1,266
Corporate promotion	6,249	0
Interest	5,628	1,870
Marketing	33,000	0
Officers management fees	17,000	15,000
Office expenses, rent, utilities	299	144
Service support	12,000	0
Technical services	62,300	0
Patent fees	459	210
Total expenses	$194,859	$57,310

Net profit (loss)	$(157,467)	$(56,407)

Net earnings (loss) per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	133,110,732	91,700,954

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending Sep 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(157,467)	$(56,407)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	0	28,000
Amortisation of intangibles	22,500	0
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(16,014)	4,216
Increase (Decrease) in related party payables	24,372	6,523
Increase (Decrease) in deferred revenue	(1,437)	0
Decrease (Increase) in accounts receivable	(14,287)	12,744
Decrease (Increase) in prepaid expenses	0	0
Net cash used in operating activities	(142,333)	(4,924)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party
Advances from unrelated party	(1,268)	14,234
Proceeds from issuance of common stock	46,850	3,500
Funds received pending issue of shares	63,899	0
Net cash provided by financing activities	109,481	17,734

Net Increase/(Decrease) in cash	(32,852)	12,810
Cash, beginning of period	64,292	222
Cash, end of period	$31,440	$13,032

Supplemental disclosure of non-cash information
Stock issued for payables conversion	$0	$28,000

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2016.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $9,586,161 at September 30, 2016 and will be required to make significant expenditures in connection with development of the BizjetMobile and fflya businesses, seeking addition funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of September 30, 2016 and June 30, 2016, the Company has recorded as "related party payables", $277,133 and $252,761, respectively, which are due mainly to advances made by the CEO to pay for operating expenses. From July 1, 2016, interest will accrue on amounts due to the CEO calculated quarterly at a rate of 6.5% per annum. The loan will be repaid from surplus operating cash, when funds are available.

As of September 30, 2016 and June 30, 2015, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending September 30, 2016 and in the three months ended September 30, 2015 incurred expenses of approximately $17,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability on terms referred to above, or until paid with cash or settled with shares of stock.

The Company in the three months ending September 30, 2016 incurred expenses of approximately $33,000 for marketing and $12,000 for support services to entities affiliated through common stockholders and directors. The expenses have been paid when due.

Note 4. Stockholders' Deficit

During the three month period ended September 30, 2016, the Company issued 2,342,500 shares of common stock, resulting in an increase in Common Stock of $234 and an increase in Additional Paid-In Capital by $46,616.

Note 5. Commitments and Contingencies

The Company has an outstanding loan arrangement with a third party, with balance outstanding at September 30, 2016 of $49,133 (September 30, 2015 $53,531). Interest is calculated at a rate of 20% with increasing monthly principal and interest payments.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended September 30, 2016 and the Form 10-K for the fiscal year ended June 30, 2016.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

In the three month period ended September 30, 2016, the Company recorded revenue of $61,826, compared to revenue of $903 in the corresponding three month period ended September 30, 2015. The increased revenue resulted from the Company assuming distribution of the BizjetMobile products and cancellation of the Company’s license for its intellectual property to ASiQ Limited, effective November 1, 2015. After Cost of Sales of $24,434, the Company had a Gross Profit of $37,392 in the three months ended September 30, 2016. In the three months ended September 30, 2015, the Company recorded Cost of Sales of nil, which resulted in a Gross Profit of $903.

The change in the operations of the Company has resulted in the Company assuming a higher cost structure including costs for marketing, communication data, technical and product support. Consequently, expenses in the three months ended September 30, 2016, increased to $194,859 from $57,310 in the three months ended September 30, 2015.

The Company had a net loss of $157,467 in the three month period ended September 30, 2016 compared to a net loss of $56,407 in the three month period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $64,292 at July 1, 2016 to $31,440 at September 30, 2016.

The Company reported revenue of $61,826 in the three months ending September 30, 2016 compared to $903 in the three month period ending September 30, 2015. The Company incurred a net loss of $157,467 from operating activities for the period July 1, 2016 to September 30, 2016, compared to a net loss of $56,407 from operating activities for the period July 1, 2015 to September 30, 2015. Net cash used in operating activities increased to $142,333 during the three months ended September 30, 2016 from $4,924 for the three months ended September 30, 2015 due to increased operating costs under the new operating arrangement.

The cash flow of the Company from financing activities for the three months ending September 30, 2016 was $109,481 as a result of proceeds from issue of common stock and funds received pending issue of common stock, compared to $17,734 from a non-related loan in the nine months ending September 30, 2015.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2016. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in "Note 4. Stockholders’ Deficit" in the Financial Statements above, during the three months ended September 30, 2016, the Company issued 2,342,500 shares of common stock valued at $46,850 for cash, that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering.  Appropriate legends have been affixed to the securities issued in these transactions.  The purchasers of the securities had adequate access, through business or other relationships, to information about the Company.

During the three months ended September 30, 2016, the Company received $63,889 for purchase of shares of common stock, which are yet to be issued.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2016:

None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	November 10, 2016

By: /s/ Ronald J. Chapman	Director	November 10, 2016

By: /s/ Philip A. Shiels	Director	November 10, 2016

By: /s/ Graham O. Chappell	Director	November 10, 2016