Form 10-Q
period 2016-12-31
AS-IP TECH INC
filed 2017-02-14
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 10, 2017, there were 141,101,394 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
ASSETS	December 31, 2016	June 30, 2016

Current Assets
Cash	$1,468	$64,292
Accounts receivable	20,948	5,294
Total current assets	22,416	69,586

Intangible assets, net of accumulated amortization for $105,000 as of December 31,2016 and $60,000 as of June 30, 2016	345,000	390,000

Total assets	$367,416	$459,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$5,745	$19,861
Related party payables	265,968	252,761
Due to related parties	228,811	228,811
Loans	67,456	50,400
Deferred revenue	12,859	16,431
Subscription for capital	4,800	-
Total current liabilities	585,639	568,264

Total liabilities	585,639	568,264

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 131,939,482 and 141,101,394 shares issued and outstanding, respectively	14,112	13,196
Additional paid-in capital	9,425,398	9,215,444
Subscriptions payable	69,300	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,727,028)	(9,428,693)
Total stockholders' deficit	(218,223)	(108,678)

Total liabilities and stockholders' deficit	$367,416	$459,586

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015

Revenue
System sales	$-	$-	$-	$-
Service fees	25,168	11,491	86,994	11,491
License fees	-	336	-	1,239
Total revenue	$25,168	$11,827	$86,994	$12,730

Cost of sales	9,541	3,893	33,975	3,893

Gross Profit	$15,627	$7,934	$53,019	$8,837

Expenses
Accounting and auditing	$8,580	$1,620	$14,580	$12,420
Advertising and promotion	1,843	-	3,924	-
Amortisation	22,500	-	45,000	-
Banking	1,191	195	3,695	215
Capital raising costs	-	-	-	28,000
Communications data	15,918	-	36,806	-
Corporate administration	1,845	1,259	2,771	2,525
Corporate promotion	-	-	249	-
Interest	6,449	2,758	12,077	4,627
Marketing	33,739	-	75,764	-
Officers management fees	13,000	15,000	30,000	30,000
Office expenses, rent, utilities	429	1,048	728	1,193
Patent fees	-	-	459	209
Service support	12,000	-	24,000	-
Technical services	36,000	-	98,300	-
Travel	3,000	-	3,000	-
Total expenses	$156,494	$21,880	$351,353	$79,189

Net profit (loss)	$(140,867)	$(13,946)	$(298,334)	$(70,352)

Net profit (loss) per share	$	$(0.00)	$	$

Weighted average number of common shares outstanding	133,110,732	92,457,204		91,953,037

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending Dec. 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(298,334)	$(70,352)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	30,000	28,000
Amortisation of intangibles	45,000	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(14,116)	2,590
Increase (Decrease) in related party payables	13,207	18,141
Increase (Decrease) in deferred revenue	(3,572)	-
Decrease (Increase) in accounts receivable	(15,654)	9,216
Decrease (Increase) in prepaid expenses	-	-
Net cash used in operating activities	$(243,469)	$(12,405)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party	$-	$-
Advances from unrelated party	17,055	13,241
Proceeds from issuance of common stock	158,790	3,500
Funds received pending issue of shares	4,800	-
Net cash provided by financing activities	$180,645	$16,741

Net Increase/(Decrease) in cash	(62,824)	4,336
Cash, beginning of period	64,292	222

Cash, end of period	$1,468	$4,558

Supplemental disclosure of non-cash information
Stock issued for payables conversion	$30,000	$28,000

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $9,727,028 at December 31, 2016 and will be required to make significant expenditures in connection with development of the BizjetMobile and fflya businesses, seeking additional funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of December 31, 2016 and June 30, 2016, the Company has recorded as "related party payables", $265,968 and $252,761, respectively, which are due mainly to advances made by the CEO to pay for operating expenses. From July 1, 2016, interest will accrue on amounts due to the CEO calculated quarterly at a rate of 6.5% per annum. The loan will be repaid from surplus operating cash, when funds are available.

As of December 31, 2016 and June 30, 2015, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending December 31, 2016 and in the three months ended December 31, 2015 incurred expenses of approximately $13,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability on terms referred to above, or until paid with cash or settled with shares of stock.

The Company in the three months ending December 31, 2016 incurred expenses of approximately $33,739 for marketing and $12,000 for support services to entities affiliated through common stockholders and directors. The expenses are paid when funds are available

Note 4. Stockholders' Deficit

During the three month period ended December 31, 2016, the Company issued 4,619,412 shares of common stock, resulting in an increase in Common Stock of $462 and an increase in Additional Paid-In Capital by $111,478.

During the three month period ended December 31, 2016, the Company issued 1,000,000 shares of common stock for reduction of Related Party Payables, resulting in an increase in Common Stock of $100 and an increase in Additional Paid-In Capital by $29,900.

Note 5. Commitments and Contingencies

The Company has an outstanding loan arrangement with a third party, with balance outstanding at December 31, 2016 of $47,490 (December 31, 2015 $52,538). Interest is calculated at a rate of 20% with increasing monthly principal and interest payments.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended December 31, 2016 and the Form 10-K for the fiscal year ended June 30, 2016.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015

In the three month period ended December 31, 2016, the Company recorded revenue of $25,168, compared to revenue of $11,827 in the corresponding three month period ended December 31, 2015. The increased revenue resulted from increased sales of the Company’s BizjetMobile products. After Cost of Sales of $9,541, the Company had a Gross Profit of $15,627 in the three months ended December 31, 2016. In the three months ended December 31, 2015, the Company recorded Cost of Sales of $3,893, which resulted in a Gross Profit of $7,934.

Having assumed control of it technology in 2015, the Company now incurs expenses for marketing, communications data, technical and product support for BizjetMobile. This has caused a substantial increase of costs in the three months ended December 31, 2016, to $156,494 from $21,880 in the three months ended December 31, 2015.

The Company had a net loss of $140,867 in the three month period ended December 31, 2016 compared to a net loss of $13,946 in the three month period ended December 31, 2015.

SIX MONTHS ENDED DECEMBER 31, 2016 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2015

In the six month period ended December 31, 2016, the Company recorded revenue of $86,994, compared to revenue of $12,730 in the corresponding six month period ended December 31, 2015. The increased revenue resulted from the Company assuming distribution of the BizjetMobile products, effective November 1, 2015. After Cost of Sales of $33,975, the Company had a Gross Profit of $53,019 in the six months ended December 31, 2016. In the six months ended December 31, 2015, the Company recorded Cost of Sales of $3,893, which resulted in a Gross Profit of $8,837.

As stated above, the change in the operations has resulted in the Company assuming a higher cost structure including costs for marketing, communication data, technical and product support. Consequently, expenses in the six months ended December 31, 2016, increased to $351,353 from $79,189 in the six months ended December 31, 2015.

The Company had a net loss of $298,334 in the six month period ended December 31, 2016 compared to a net loss of $70,352 in the six month period ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $64,292 at July 1, 2016 to $1,468 at December 31, 2016.

The Company reported revenue of $86,994 in the six months ending December 31, 2016 compared to $12,730 in the six month period ending December 31, 2015. The Company incurred a net loss of $298,334 from operating activities for the period July 1, 2016 to December 31, 2016, compared to a net loss of $70,352 from operating activities for the period July 1, 2015 to December 31, 2015. Net cash used in operating activities increased to $243,469 during the six months ended December 31, 2016 from $12,405 for the six months ended December 31, 2015 due to increased operating costs under the new operating arrangement.

The cash flow of the Company from financing activities for the six months ending December 31, 2016 was $180,645 as a result of proceeds from issue of common stock and an advance from an unrelated party, compared to $16,741 from a non-related loan in the six months ending December 31, 2015.

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

(b) Changes in internal controls.

The Company's management, including the Chief Executive Officer/Principal Financial Officer, and President, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2016. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in "Note 4. Stockholders’ Deficit" in the Financial Statements above, during the three months ended December 31, 2016, the Company issued 4,619,412 shares of common stock valued at $111,940 for cash, that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering.  Appropriate legends have been affixed to the securities issued in these transactions.  The purchasers of the securities had adequate access, through business or other relationships, to information about the Company.

During the six months ended December 31, 2016, the Company received $4,800 for purchase of shares of common stock, which are yet to be issued.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2016:

None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	February 10, 2017

By: /s/ Ronald J. Chapman	Director	February 10, 2017

By: /s/ Philip A. Shiels	Director	February 10, 2017

By: /s/ Graham O. Chappell	Director	February 10, 2017