Form 10-Q
period 2017-03-31
AS-IP TECH INC
filed 2017-05-15
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of May 12, 2017, there were 147,998,061 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2017	June 30, 2016
ASSETS

Current Assets
Cash	$159,487	$64,292
Accounts receivable	29,619	5,294

Total current assets	189,106	69,586

Intangible assets, net of accumulated amortization for $127,500 as of March 31,2017 and $60,000 as of June 30, 2016	322,500	390,000

Total assets	$511,606	$459,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,741	$19,861
Related party payables	273,960	252,761
Due to related parties	228,811	228,811
Loans	116,352	50,400
Deferred revenue	11,422	16,431
Subscription for capital	135,000	0
Total current liabilities	769,286	568,264

Total liabilities	769,286	568,264

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 131,939,482 and 147,998,061 shares issued and outstanding, respectively	14,801	13,196
Additional paid-in capital	9,619,275	9,215,444
Subscriptions payable	69,300	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(9,961,051)	(9,428,693)

Total stockholders' deficit	(257,680)	(108,678)

Total liabilities and stockholders' deficit	$511,606	$459,586

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	Mar. 31, 2017	Mar. 31, 2016	Mar. 31, 2017	Mar. 31, 2016

Revenue
System sales		79,999	29,970	79,999
Service fees	19,151	62,028	76,175	73,519
License fees	-	-	-	1,239
Total revenue	19,151	142,027	106,145	154,757

Cost of sales	4,570	80,466	38,545	84,358

Gross Profit	14,581	61,561	67,600	70,399

Expenses
Accounting and auditing	2,700	1,620	17,280	14,040
Advertising and promotion	2,755		6,679
Amortisation	22,500		67,500
Banking	1,380	475	5,076	690
Capital raising costs	26,667		26,667	28,000
Communications and data	14,510		51,316
Components	4,312		4,312
Corporate administration	2,491	1,479	5,261	4,005
Corporate promotion			249
Interest	6,502	2,707	18,578	7,334
Marketing	83,202	15,655	158,967	15,655
Officers management fees	23,000	15,000	53,000	45,000
Office expenses, rent, utilities	570	45	1,298	1,276
Patent fees			459	209
Service support	12,000		36,000
Technical services	48,015	23,900	146,315	23,900
Travel	-		3,000
Total expenses	250,604	60,881	601,957	140,109

Net profit (loss)	(236,023)	680	(534,357)	(69,710)

Net profit (loss) per share	(0.00)	0.00	(0.00)	(0.00)

Weighted average number of common shares outstanding	144,549,728	92,457,204	138,830,230	92,079,079

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending Mar 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(534,357)	$(69,710)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	56,667	28,000
Amortisation of intangibles	67,500
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(16,121)	17,570
Increase (Decrease) in related party payables	21,199	33,351
Increase (Decrease) in deferred revenue	(5,010)
Decrease (Increase) in accounts receivable	(24,325)	(32,766)
Net cash used in operating activities	(434,447)	(23,555)

Cash flows from financing activities:
Advances from unrelated party	65,952	12,198
Proceeds from issuance of common stock	328,690	3,500
Funds received pending issue of shares	135,000	47,859
Net cash provided by financing activities	529,642	63,557

Net Increase/(Decrease) in cash	95,195	40,002
Cash, beginning of period	64,292	222

Cash, end of period	$159,487	$40,224

Supplemental disclosure of non-cash information
Stock issued for payables conversion	$56,667	$28,000

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $9,961,051 at March 31, 2017 and will be required to make significant expenditures in connection with development of the BizjetMobile and fflya businesses, seeking additional funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of March 31, 2017 and June 30, 2016, the Company has recorded as "related party payables", $273,960 and $252,761, respectively, which are due mainly to advances made by the CEO to pay for operating expenses. From July 1, 2016, interest will accrue on amounts due to the CEO calculated quarterly at a rate of 6.5% per annum. The loan will be repaid from surplus operating cash, when funds are available.

As of March 31, 2017 and June 30, 2016, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

The Company in the three months ending March 31, 2017 and in the three months ended March 31, 2016 incurred expenses of approximately $23,000 and $15,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. Amounts payable and due to related parties remain as a liability on terms referred to above, or until paid with cash or settled with shares of stock.

The Company in the three months ending March 31, 2017 incurred expenses of approximately $83,202 for marketing and $12,000 for support services, compared to $15,655 and $0 respectively in the three months ending March 31, 2016. The services were provided by entities affiliated through common stockholders and directors. The expenses are paid when funds are available.

Note 4. Stockholders' Deficit

During the three month period ended March 31, 2016, the Company issued 6,896,667 shares of common stock, resulting in an increase in Common Stock of $689 and an increase in Additional Paid-In Capital by $194,586.

Note 5. Commitments and Contingencies

The Company has an outstanding loan arrangement with a third party, with balance outstanding at March 31, 2017 of $47,490 (March 31, 2016 $52,538). Interest is calculated at a rate of 20% with increasing monthly principal and interest payments.

The Company has outstanding loans totalling $70,295 from shareholders. If the loans are not repaid by the anniversary of the loans, the Company will issue 16,667 shares of common stock for each $5,000 of the loans that remains unpaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

his quarterly report on form 10-Q includes "forward-looking statements" as defined by the Securities and Exchange Commission.  These statements may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "could", "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect.  Actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  The company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended March 31, 2017 and the Form 10-K for the fiscal year ended June 30, 2016.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

In the three month period ended March 31, 2017, the Company recorded revenue of $19,151, compared to revenue of $142,027 in the corresponding three month period ended March 31, 2016. The revenue in the three months ended March 31,2016 was higher than the revenue in the three months ended March 31, 2017 because of equipment sales for the Company’s first business jet fleet customer were recorded in the period. Sales of data services in the three months ended March 31, 2017 were lower than the previous corresponding period, but are expected to increase as fleet customers are activated in the fourth quarter of the current year. After Cost of Sales of $4,570, the Company had a Gross Profit of $14,581 in the three months ended March 31, 2017. In the three months ended March 31, 2016, the Company recorded Cost of Sales of $80,466, which resulted in a Gross Profit of $61,561.

The Company’s operating costs have increased from $60,881 in the three months ended March 31 2016 to $250,604 in the three months ended March 31 2017.  This resulted from the Company investing in the development and marketing and an airline version of its technology which are named fflya and CrewX. Main components are higher marketing and technical service costs in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The company also had an amortisation charge and capital raising costs in the three months ended March 31 2017 which weren’t incurred in the three months ended March 31, 2016.

The Company had a net loss of $236,023 in the three month period ended March 31, 2017 compared to a net profit of $680 in the three month period ended March 31, 2016.

NINE MONTHS ENDED MARCH 31, 2017 COMPARED TO NINE MONTHS ENDED MARCH 31, 2016

In the nine month period ended March 31, 2017, the Company recorded revenue of $106,145, compared to revenue of $154,757 in the corresponding nine month period ended March 31, 2016. Revenue was higher in the nine month period ended March 31, 2016 because of higher equipment sales due to the fleet order referred to above, and data services. After Cost of Sales of $38,545, the Company had a Gross Profit of $67,600 in the nine months ended March 31, 2017. In the nine months ended March 31, 2016, the Company recorded Cost of Sales of $84,358, which resulted in a Gross Profit of $70,399.

The Company’s operating costs have increased from $140,109 in the nine months ended March 31 2016 to $601,957 in the nine months ended March 31 2017.  As stated above, the Company has incurred higher costs resulting from the development and marketing of airline versions, of its technology which are named fflya and CrewX.  Main components are higher marketing and technical services. The Company also had higher communications and data, amortisation and capital raising costs in the nine months ended March 31 2017 compared to the three months ended March 31, 2016.

The Company had a net loss of $534,357 in the nine month period ended March 31, 2017 compared to a net loss of $69,710 in the nine month period ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $64,292 at July 1, 2016 to $159,487 at March 31, 2017.

The Company reported revenue of $106,145 in the nine months ending March 31, 2017 compared to $154,757 in the nine month period ending March 31, 2016. The Company incurred a net loss of $534,357 from operating activities for the period July 1, 2016 to March 31, 2017, compared to a net loss of $69,710 from operating activities for the period July 1, 2015 to March 31, 2015. Net cash used in operating activities increased to $434,447 during the nine months ended March 31, 2017 from $23,555 for the nine months ended March 31, 2016 due to increased amortisation, communications and data, marketing, service support and technical support.

The cash flow of the Company from financing activities for the nine months ending March 31, 2017 was $529,642 as a result of proceeds from issue and pending issue of common stock, and advances from unrelated parties. Funds have been received from current and new shareholders to fund the development and marketing of the fflya and CrewX products. In the nine months ended March 31, 2016, the cash flow from financing activities was $63,557 from a non-related loan and from issue and pending issue of common stock.

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

Our management, including the Company's President, and the Company's Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2017. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in "Note 4. Stockholders’ Deficit" in the Financial Statements above, during the three months ended March 31, 2017, the Company issued 6,896,667 shares of common stock valued at $195,275 for cash, that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering.  Appropriate legends have been affixed to the securities issued in these transactions.  The purchasers of the securities had adequate access, through business or other relationships, to information about the Company.

During the nine months ended March 31, 2017, the Company received $135,000 for purchase of shares of common stock, which are yet to be issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of the President under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2017:

None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	May 12, 2017

By: /s/ Ronald J. Chapman	Director	May 12, 2017

By: /s/ Philip A. Shiels	Director	May 12, 2017

By: /s/ Graham O. Chappell	Director	May 12, 2017