Form 10-K
period 2017-06-30
AS-IP TECH INC
filed 2017-12-21
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended JUNE 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of December 31, 2016, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.035 on that date) was approximately $3,966,051.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at December 5, 2017:

Common Stock, par value $.0001 per share, 161,387,871

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

The Company’s technology comprises two product lines called BizjetMobile and fflya. The products deliver inflight connectivity for business aviation and commercial airlines respectively.

BizjetMobile provides corporate jets with an alternative global inflight connectivity solution and is marketed under the brand names CHiiMP and KONNG. They are mobile Apps that deliver highly optimized inflight text and email for passengers and crew. The on-board network comprises an integrated satellite transceiver incorporating a Bluetooth hotspot that uses a set of algorithms and file management protocols that are custom built for aviation satellite networks. All communications are managed by a cloud-based gateway and report by user, flight, aircraft, file, and message type. As a result, passengers and crew receive unlimited inflight connectivity for a flat low monthly rate.

fflya provides airlines with a customized global inflight connectivity approach based on the latest mobile App technology, narrowband satellite links and Bluetooth technology. The fflya platform reduces the installation, certification and equipment costs by up to 90% compared to inflight broadband. In addition, it uses a cloud-based messaging platform capable of delivering real-time demographic and profiling data. By incorporating embedded advertising and destination sponsors, fflya can deliver free messaging to airline passengers.

BizjetMobile and fflya leverage off the existing Inmarsat & Iridium satellites, but will be further enhanced by Next Generation Iridium satellites that commence commercial operation in H1 2018.

The Company has completed 70 BizjetMobile installations to date, operating across Asia Pacific, the America’s, Europe and the Middle East, including recently commissioned fleet operators Jetfly in Europe and Emergency Airlift in the USA.

Markets

BizjetMobile’s target market is the business aviation industry, specifically international corporate jets searching for an alternative low-cost global inflight connectivity solution or an-add on service to reduce their operational costs.

fflya’s target market is primarily low cost airlines operating single aisle aircraft, for example, Boeing 737 and Airbus A320, that struggle to justify equipping their fleets with expensive Wi-Fi platforms as their business model targets passengers who are unwilling to pay. Of the 18,000 commercial airliners currently in operation, the B737/A320 series account for 13,000 of which approximately 75% are operated by Low Cost Airlines. Single aisle aircraft represent 75% of the 35,000 new aircraft forecast to be delivered over the next 20 years.

An inflight Bluetooth network dramatically reduces system and data costs on and off the aircraft. It can also self-facilitate the funding of a controlled pathway to high speed connectivity via multiple new revenue opportunities. The fflya software App framework can be easily integrated into an existing airline booking App to create further cost savings and benefits for passengers. The program creates immediate revenue by enabling passengers to book tours and attractions inflight, while including free messaging to allow them to keep in touch with family and friends. fflya also delivers a virtual private network controlled by the airline for operations and crew to communicate inflight and on-the-ground. This allows airlines to overlay new applications on the platform to improve crew efficiencies and enhance the inflight experience for passengers.

(2) Distribution methods of the products or services;

Until October 31, 2015, the Company had contracted ASiQ Ltd, a related party, to exclusively develop and commercialize the Company’s intellectual property.

Effective November 1, 2015, ASiQ’s contract was terminated by mutual agreement, and the Company assumed control of the development, marketing and maintenance for the BizjetMobile and fflya products and services.

The Company subsequently appointed BizjetMobile agents for the Americas, Europe and Asia Pacific who will represent the Company on a commission basis.

(3) Status of any publicly announced new product or service;

Following the initial soft launch of the fflya airline program at APEX (Airline Passenger Experience Association) Expo on October 23, 2016, the Company has completed ground and flight testing of the Bluetooth network with a major European Airline on an A380 and B777. Further internal testing was also conducted on B787 and A340.

As a result, the Company’s airline program has been refined into two airline products:

1. CrewX (Crew Exchange) - is the simplest way to keep cabin crew connected. CrewX is a Bluetooth communications framework that can be easily embedded into any existing crew App or operate as a stand-alone App. CrewX provides a virtual private secure network for crew to enhance efficiency of crew communications on-board the aircraft, without needing to install certified aircraft servers, Wi-Fi networks or perform modifications to the aircraft systems.

2. fflya - provides 45,000 tours and attractions via a partnership with Viator (a Trip Advisor company) programmed to the passenger destination by flight. The program facilitates free passenger messaging profiled and embedded with sponsors and links. It can be embedded into an airline’s existing booking App which can create an instant database of millions of potential users when the airline App is updated, in addition to the capability to brand each service or icon. Every SMS text message can include an embedded sponsor i.e. Delivered by XXXX or branded by Telco or airline, and every free email can incorporate sponsored promotions i.e. Logos or Links promoting the airline, service or sponsors. The complete portable fflya hardware platform is lightweight and low-cost (US$15,000 per aircraft) and doesn’t require expensive broadband satellite connections. Due to the low cost of the hardware, it can be easily funded by prepaid sponsorship.

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

Competition

In the United States, the market is dominated GOGO Inc. (formally Aircell). GOGO’s system connects passenger devices via Wi-Fi, having implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. As of June 30, 2017, GOGO had 2,872 airliners, the majority of equipped aircraft being United, American and Delta Airlines. GOGO also has 4,453 domestic business jets connected to its system.

A further 5,464 aircraft are equipped with the Aircell (division of GOGO) Iridium satellite telephone systems. These are legacy satellite systems and GOGO Biz Services cannot be delivered by Iridium. Several BizjetMobile customers are connected via the Aircell Iridium systems.

Internationally, four major Wi-Fi industry players dominate the inflight Wi-Fi airlines business. They are Panasonic, GOGO Inc., VIASAT and INMARSAT.

Panasonic and GOGO Inc. are resellers of satellite services, whereas VIASAT and INMARSAT are satellite owner-operators. The primary market for all four vendors is predominantly Tier 1 airlines and national flag carriers. These airlines provide business travellers with an adequate level of Internet connectivity at a cost per flight similar to the daily rate of many 5-star hotels. In the many cases, first and business class passengers receive this service free of charge.

Equipment, installation and certification costs on Wi-Fi platforms are substantial and where possible, most airlines will exercise the option to have it factory installed on new aircraft. Approximately 25% of the world’s airlines are currently equipped with inflight Wi-Fi, the majority of which are either in the U.S.A or are long haul wide body Boeing and Airbus aircraft. Recent forecasts suggest that half of the world’s airlines will be fully equipped by 2022.

The challenge for the Company to compete, is to target the remaining market and create a platform and business model that eliminates the financial risk, generates new revenue, enhances the passenger experience, and removes the high operational/user costs associated with heavy and expensive Wi-Fi platforms.

The Company meets these challenges with a platform that is 95% lighter and cheaper and controlled by a proprietary gateway protocol that is up to 90% more efficient in delivering today’s mobile App-based communications.

The Company believes it will be able to compete with other companies in both the business aircraft and commercial airline fields because of our very low equipment costs, unique business model and little or no certification issues unlike Wi-Fi. Bluetooth has been tested and documented as safe for use in aircraft.

(5) Sources and availability of raw materials and the names of principal suppliers;

Not applicable.

(6) Dependence on one or a few major customers;

The Company will be dependent on its agents to market the product to generate income from hardware sales and service fees. The timing and extent of that marketing will be dependent on the resources and efforts of its agents.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company originally acquired the application for an Australian patent and received notification that the International Preliminary Report on Patentability had been established. The Company filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received the Australian patent.  In January 2012, the Company received the Chinese patent. With the advent of Bluetooth Smart, the technology and the Company's IP has advanced to a point where the patent is no longer relevant. The Company subsequently decided to proceed no further with the patents as the technology is predominately software based and protected by copyright.

(8) Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

Installation and use of aircraft avionics in aircraft requires prior certification and approval by the Federal Aviation Administration ("FAA") and equivalent regulatory authorities of foreign governments on each aircraft type and for each airline. Although FAA approval is generally globally acceptable.

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

As the App is installed on a mobile phone or tablet, which are regarded as carry on devices, and operated in “flight” or “offline” mode, no aircraft certification is required however, in the majority of cases the final approval for use in flight will be at the discretion of the aircraft operator.

The business aircraft system has been designed to be is installed as a Portable Electronic Device and as such little or no certification is required. The Company has a similar launch plan for airlines which will ultimately lead to a lower cost certifiable platform.

Finally, the Company's Android and IOS Apps are based on a Bluetooth network and Bluetooth has been tested and documented as safe for use in aircraft, which simplifies the operator acceptance process.

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

(10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities is borne directly by customers;

The Company estimates over the last 2 years it has expended $400,000 on research and development, none of which has been borne by the customers.

(11) Costs and effects of compliance with environmental laws (federal, state and local); and

Not applicable

(12) Number of total employees and number of full time employees.

The company does not have any employees, instead contracts the Chief Financial Officer, as well as contracting marketing and technical services as required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $.0001 par value, and 50,000,000 shares of preferred stock, $.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 161,387,871 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March, 2000, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCPK.  Prior to that date, there was no public market for the Company's securities.  The following table sets out the range of the high and low sales prices for the Company's securities.

	Common Stock
Quarter Ended	High	Low
June 30, 2015	$0.025	$0.02
September 30, 2015	$0.025	$0.021
December 31, 2015	$0.03	$0.018
March 31, 2016	$0.03	$0.018
June 30, 2016	$0.04	$0.025
September 30, 2016	$0.07	$0.03
December 31, 2016	$0.084	$0.035
March 31, 2017	$0.09	$0.035
June 30, 2017	$0.05	$0.03

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company maintains a low-cost structure as it has no employees, contracting the services of executives and support engineers as required.  Because of the low-cost structure, the Company anticipates that the proceeds from stock issues and revenue from license sales, will be sufficient to meet the Company's operating and capital requirements for approximately 12 months.

In November 1, 2015, the Company has assumed total responsibility for the BizjetMobile business and has engaged agents and contractors in order to enable continuation of the service and to expand the service. In addition, the Company has funded the development of the airline system.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2017 of $10,299,659. Major components of the loss include capital raising costs, consulting and management fees, engineering fees and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the BizjetMobile and fflya programs. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings, borrowings and revenues from operations.

YEAR ENDED JUNE 30, 2017 COMPARED WITH YEAR ENDED JUNE 30, 2016

The Company received revenue of $170,648 from its BizjetMobile business in the year ending June 30, 2017, compared to $164,438 in the year ended June 30, 2016. Revenue from BizjetMobile service fees increased from $83,200 to $94,679 and BizjetMobile system sales decreased from $79,999 to $75,969 in the years ended June 30, 2016 and June 30, 2017 respectively. The changes reflect the Company’s modified revenue model, under which the selling price of systems was reduced, resulting in increased service fees. The Company’s cost of sales was $60,711 and $60,820 for the years ended June 30, 2017 and June 30, 2016 respectively, comprising mainly of agents’ commissions. As a result, the Company reported a gross profit of $109,937 in the year ended June 30, 2017, compared to a gross profit of $103,618 in the year ended June 30, 2016.

Operating expenses increased from $379,416 for the twelve-month period ending June 30, 2016 to $787,423 for the twelve month period ending June 30, 2017 due mainly to increased marketing associated with the Company’s fflya program and engineering support services.

Other expenses increased from $57,975 in the year ended June 30, 2016, to $195,480 in the year ended June 30, 2017, mainly due to increased capital raising fees.

The Company recorded a net loss for the twelve month period ending June 30, 2017 of $872,966, compared to a loss of $$333,773 for the twelve month period ending June 30, 2016.

There was no foreign currency translation gain or loss for the year ended June 30, 2016 or for the year ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents cash equivalents decreased from $64,292 at June 30, 2016 to $56,569 at June 30, 2017 after increased operating costs which have been met with capital raisings and loans.

The Company's revenue for the twelve months ending June 30, 2017 was $170,648, compared to $164,438 in the twelve month period to June 30, 2016.  Operating costs increased for the period from July 1, 2016 to June 30, 2017 as a result higher marketing, engineering support services and capital raising costs. As a result, the Company had a net loss of $872,966 from operating activities for the period from July 1, 2016 to June 30, 2017, compared to a loss from operating activities of $333,773 for the period from July 1, 2015 to June 30, 2016.

The Company had no cash flow from investing activities for the twelve months ending June 30, 2017, and June 30, 2016 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2017 was from the proceeds from issue of common stock and increased loan facilities. Similarly, in the twelve months ending June 30, 2016 financing activities was from issue of common stock and increased loan facilities.

The Company's business plan is based on developing the BizjetMobile business as well as expansion into the airline business with its fflya program.  This plan may require significant capital from the Company for marketing and technical and product support. The Company may not have sufficient funds to finance its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowings.  The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company has no commitment for capital expenditure in the near future.

OUTLOOK

The following are forward looking statements and should be read in conjunction with the Forward Looking Statement in Part I. of this Form 10-K.

The Company’s current revenue is from service fees and system sales generated by BizjetMobile. The fees are based on the revenue from monthly service charges for the provision of connectivity and hardware sales of the Company’s Bluetooth systems. The customer base for business jets has continued to grow with the signing of the first fleet contracts in Europe and America and while modest at this stage, the revenue from on-going service fees has grown as the new fleets commenced operation.

The Company has continued development of its technology, which has led to an expanded product range to enable it to market to a broader range of business, airline and government aircraft operators.

With the launch of the airline system, the Company is now focused on securing a launch airline that will create an opportunity to generate revenue from a whole new range of passenger value added services, including commissions on sales from embedded tours and attractions bookings, advertising and additional revenue from enhanced communications. Under the fflya program, an airline will receive the system on a revenue share basis on terms to be agreed. As the equipment cost is a fraction of a Wi-Fi platform, the Company needs minimal commissions to justify the cost of the hardware. The Company believes low cost airlines will be attracted to this business model. fflya data costs are so miniscule that commissions for value-added services allow the airline to offer free messaging.

The Company has invested substantially in research, development and marketing the airline systems, with representations at the major aviation exhibitions commencing with, a soft launch at the annual APEX airline Expo in November 2016, followed by the Asian Aviation Low Cost Carrier show in February 2017. The hard launch of the airline program was scheduled for the Low Cost Airline show in London September 2017.

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

AS-IP TECH, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AS-IP Tech, Inc.:

We have audited the accompanying consolidated balance sheets of AS-IP Tech, Inc. (“the Company”) as of June 30, 2017 and 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AS-IP Tech, Inc., as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

December 19. 2017

AS-IP TECH, INC.

BALANCE SHEETS

(AUDITED)

	June 30,
	2017	2016
ASSETS
Current Assets
Cash	$56,569	$64,292
Prepaid expenses	2,753	0
Accounts receivable - related parties	60,871	5,294

Total current assets	120,193	69,586

Intangible assets - related party, net of accumulated amortization for $150,000 as of June 30, 2017 and $60,000 as of June 30, 2016	300,000	390,000

Total assets	$420,193	$459,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$16,092	$19,861
Related party payables	273,717	252,761
Due to related parties	228,811	228,811
Loans	119,507	50,400
Deferred revenue	8,685	16,431
Total current liabilities	646,812	568,264

Total liabilities	646,812	568,264

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 500,000,000 authorized, and 158,387,871 and 131,939,482 were issued and outstanding as of June 30, 2017 and 2016, respectively	15,840	13,196
Additional paid-in capital	10,031,019	9,215,444
Subscriptions payable	26,186	91,380
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(10,299,659)	(9,428,693)

Total stockholders' deficit	(226,619)	(108,678)

Total liabilities and stockholders' deficit	$420,193	$459,586

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended June 30, 2017	For the year ended June 30, 2016

License fees - related party	$-	$1,239

BizjetMobile system sales - related parties	75,969	79,999

BizjetMobile service fees - related parties	94,679	83,200

Total revenue	170,648	164,438

Cost of sales - related parties	60,711	60,820

Gross profit	109,937	103,618

Selling, general and administrative expenses	290,581	91,095
Officers management fee	75,783	60,000
Marketing fees - related party	202,217	50,125
Engineering services - related party	14,300	34,573
Amortization of capitalized termination fee to a related party	90,000	60,000
Communications and data - related party	44,596	51,623
Technical service support - related party	46,896	32,000
Trade shows - related party	23,050	-
Loss from operations	(677,486)	(275,798)

Other (income) expense
Loss on debt settlement - related party	20,000	-
Interest	13,380	36,238
Interest - related party	16,282	0
Capital raising fees	73,818	21,737
Capital raising fees - related parties	72,000	0
Total Other (income) expense	195,480	57,975

Net loss	$(872,966)	$(333,773)

Net loss per share - (Basic)	$(0.01)	$0.00

Weighted average number of common shares outstanding	141,102,631	112,198,343

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

June 30, 2014			86,348,704	8,634	8,360,130	91,380	(5)	(8,941,507)	(481,368)
Bonus issuance of common stock			2,500,000	250	62,250				62,500.00
Issuance of shares for settlement of debt			2,096,000	210	41,710				41,920.00
Net loss for the year ended								(153,413)	(153,413)
June 30, 2015	-	-	90,944,704	9,093.73	8,464,091	91,380.01	(5)	(9,094,920)	(530,361)

Bonus issuance of common stock			1,250,000	125.00	26,125				26,250
Issuance of shares for settlement of debts to related parties			24,597,376	2,462.00	447,539				450,001
Issuance of shares for settlement of debts to related parties			2,000,000	200.00	39,800				40,000
Issuance of stock for cash			9,760,150	976.02	170,484				171,460
Issuance of common stock payable for services			3,387,252	338.73	67,406				67,745
Net loss for the year ended								(333,773)	(333,773)
June 30, 2016	-	-	131,939,482	13,195	9,215,445	91,380	(5)	(9,428,693)	(108,678)

Issuance of shares for services to related parties			2,500,000	250	118,416				118,666
Issuance of stock for cash			18,025,725	1,803	510,738				512,541
Issuance of common stock for subscriptions payable			3,543,167	354	64,840	(65,194)			0
Issuance of common stock payable for services			2,479,497	248	116,210				116,458
Shares cancelled			(100,000)	(10)	(1,990)			2,000	0
Issuance of stock options for services					7,360				7,360
Net loss for the year ended								(872,966)	(872,966)
June 30, 2017	-	-	158,387,871	15,840	10,031,019	26,186	(5)	(10,299,659)	(226,619)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(872,966)	$(333,773)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation for services	116,458	93,994
Stock compensation for services - related parties	118,666
Stock options	7,360	0
Loss on stock issuances	0
Amortization of intangibles	90,000	60,000
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(3,769)	12,580
Increase (Decrease) in related party payables	20,956	24,091
Increase (Decrease) in deferred revenue	(7,746)	16,431
Decrease (Increase) in accounts receivable	(55,577)	8,183
Decrease (Increase) in prepaid expenses	(2,753)

Net cash used in operating activities	(589,371)	(118,494)

Cash flows from investing activities:

Net cash used by investing activities	0	0

Cash flows from financing activities:
Advances from related party
Loan	69,107	11,104
Proceeds from issuance of common stock	512,541	171,460

Net cash provided by financing activities	581,648	182,564

Net Increase/(Decrease) in cash	(7,723)	64,070
Cash, beginning of period	64,292	222

Cash, end of period	$56,569	$64,292

Supplemental schedule of non-cash activities:
Cash paid for interest	0	0
Cash paid for income taxes	0	0
Stock issued for payable conversion	$0	$490,000

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $10,299,659 at June 30, 2017. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. At certain times, cash in bank may exceed the amount covered by FDIC insurance. At June 30, 2017 and 2016 there were deposit balances in a United States bank of $56,569 and $64,292 respectively.

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

At June 30, 2017 the Company had net operating loss carryforwards of $9,699,812 which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $2,263,324 in 2017, compared to an allowance of $2,056,824 in 2016. The change in the valuation allowance for U.S. tax purposes in 2017 and 2016 was $206,500 and $41,473, respectively.

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

Stock Options

During the year ended June 30, 2017, the Company issued stock options to acquire 341,500 shares of the Company’s common stock at a price of $0.10 per share. The term of the options is 5 years from the date of issue. The options were issued in return for capital raising services and the accounts reflect an option cost of $7,360.

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

Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. The Company has provided for amortization of $60,000 in the year ended June 30, 2016 and $90,000 in the year ended June 30, 2017 on the basis that the technology has a useful life of 5 years.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2017 and 2016, the Company has incurred as "related parties payables", $273,717 and $252,761 respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. Interest accrued for the advance in the year ended June 30, 2017 was $16,282. The loan and accumulated interest will be repaid from surplus operating cash, when funds are available.

As of June 30, 2017 and 2016, the Company had "due to related parties" of $228,811 which are advances made by related parties to provide capital. The “due to related parties” balances are non-interest bearing and unsecured.  Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

As of June 30, 2017 and 2016, the Company had “Accounts receivable -related parties” of $60,871 and $5,294 due from entities affiliated through common stockholders and directors.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2017 and 2016, the Company provided $90,000 and $60,000 respectively for amortization of the value of the intellectual property.

In 2016, the Company recorded revenue of $1,239 from entities affiliated through common stockholders and directors for license fees.

In 2017 and 2016, the Company recorded revenue of $75,969 and $79,999 respectively from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In 2017 and 2016, the Company recorded revenue of $94,679 and $83,200 respectively from entities affiliated through common stockholders and directors for BizjetMobile service fees.

In 2017 and 2016, the Company incurred expenses of $75,783 and $60,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In 2017 and 2016, the Company incurred expense of $202,217 and $50,125 to entities affiliated through common stockholders and directors for marketing expenses. This includes fees of $78,000 paid to the President, Ron Chapman in 2017, disclosed elsewhere in this report.

In 2017, the Company re-imbursed expenses totalling $23,050 for trade shows incurred on behalf of the Company by entities affiliated through common stockholders and directors.

In 2017 and 2016, the Company re-imbursed expenses totalling $44,596 and $51,623 for communications and data incurred on behalf of the Company by entities affiliated through common stockholders and directors.

In 2017 and 2016, the Company incurred expense of $14,300 and $34,573 to entities affiliated through common stockholders and directors for engineering services.

In 2017 and 2016, the Company incurred expense of $46,896 and $32,000 to entities affiliated through common stockholders and directors for technical service support.

In 2017, the Company incurred expense of $72,000 to entities affiliated through common stockholders and directors for capital raising fees.

In 2017, the Company incurred a loss on debt settlement of $20,000 to entities affiliated through common stockholders and directors.

In 2017 and 2016, the Company incurred cost of sales, comprising commissions and hardware costs, of $60,711 and $60,820 to entities affiliated through common stockholders and directors.

An entity considered a related party is the European and Middle East representative for BizjetMobile and during the year ended June 30, 2017, received marketing fees totalling $47,817. No fees were paid in 2016.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LEASE COMMITMENTS

The Company does not have any arrangements to lease premises for its operations.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company as of June 30, 2015 had 500,000,000 shares of authorized common stock, $.0001 par value, with 90,994,704 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

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

During the year ended June 30, 2017, the Company issued a total of 1,031,867 shares for cash valued at $0.015 per share.

During the year ended June 30, 2017, the Company issued a total of 2,342,500 shares for cash valued at $0.02 per share.

During the year ended June 30, 2017, the Company issued a total of 14,651,357 shares for cash valued at $0.03 per share.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended June 30, 2017, the Company issued a total of 727,855 shares for services valued at $0.05 per share.

During the year ended June 30, 2017, the Company issued a total of 1,333,333 shares to related parties for services valued at $0.05 per share and issued a total of 1,166,667 shares for services to a related-party valued at $0.04 per share.

During the year ended June 30, 2017, the Company issued a total of 1,000,000 shares for services valued at $0.05 per share.

During the year ended June 30, 2017, the Company issued a total of 751,642 shares for services valued at $0.04 per share.

During the year ended June 30, 2017, the Company issued a total of 3,543,167 shares from Subscriptions Payable at a nominal price of $0.0184 per share.

The Company as of June 30, 2017 had 158,387,871 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

As of June 30, 2016, the Company had 50,000,000 shares of authorized preferred stock, $.0001 par value, with no shares issued and outstanding.

Subscriptions payable

As of June 30, 2017, the Company has a total of 1,422,389 shares payable to an individual with a net value of $26,185.

NOTE 5 - BAD DEBTS

The Company evaluates the need for an allowance for doubtful accounts on a regular basis. As of June 30, 2017 and 2016, the Company determined that an allowance was not needed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2017.

Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2017, management performed, with the participation of our President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our President and Chief Financial Officer concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2017, were not effective due to material weaknesses resulting from our failure to 1) accurately calculate, account, monitor and review accounts resulting in late adjustment of revenue, expenses and accounts receivable; 2) segregate presentation of related-party transactions; 3) implement and monitor specific cut off procedures; 4) valuate and account for stock issuances based on market price.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2017. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2017 were not effective.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 84, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company grew from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 65, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 72, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 65, has been a director of the Company since its inception. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to AS-IP Tech, Inc. since inception. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of the Institute of Chartered Accountants in Australia since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2017. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2017:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2017 2016	- -	- -	$ - $ -
Ronald Chapman, President	2017 2016	- -	- -	$ 78,000 $ -
Philip Shiels, Chief Financial Officer	2017 2016	- -	- -	$ 75,783(1) $ 60,000 (1)
Graham Chappell, Director	2017 2016	- -	- -	$ - $ -

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 160 Silvan Road, Wattle Glen, Vic., 3096 Australia	12,757,951	8.1%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	2,771,406	1.7%
Philip A. Shiels (4) Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	15,948,522	10.1%
Richard Lukso (5) Director 5610 Via Arbolado Tucson, AZ, 85750	2,140,000	1.4%
Eric P. van der Griend (6) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	8.9%
David & Beverly Chalmers (7) 10 Breaker Court Ocean Grove Vic., 3226 Australia	10,039,613	6.3%
Reginald Edward Gleeson (8) 57 Black St. Brighton Vic., 3186 Australia	8,808,161	5.6%
All the officers and directors as a group (4 persons)	33,117,879	20.9%

(1)  Assumes 158,387,871 shares of Common Stock issued and outstanding.

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

(3)  Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 1,940,000 shares.

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

(7) David and Beverly Chalmers are trustees of the Broben Superannuation Fund which holds 10,039,613 shares.

(8) Reginald Edward Gleeson is a trustee of Regsher Pty. Ltd. Superannuation Fund which owns 8,808,161 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ron Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASiQ Pty. Ltd. ("ASiQ").

ASiQ provides technical support for the Company’s business jet program, and in the year ended June 30, 2017, received a monthly retainer plus outgoings.

Chapman International Pty. Ltd., of which Ron Chapman is a director and shareholder, was paid marketing and engineering service fees during the year ended June 30, 2017.

Since June 30, 2017, the Company entered into a license agreement with ASiQ, under which the Company granted ASiQ the right to develop, manufacture, market and commercialize the Company’s intellectual property for global military and government applications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2016 and June 30, 2017 were $15,660 and $19,980 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2016 and 2017.

TAX FEES

No fees have been paid for income tax return preparation.

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

(b) Reports filed on Form 8-K for the year ending June 30, 2017:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

Dated: December 19, 2017

By:  /s/ Ronald J. Chapman

President

By:  /s/ Philip A. Shiels

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Lukso	Director	12/19/2017
Richard Lukso

/s/ Ronald J. Chapman	Director	12/19/2017
Ronald J. Chapman

/s/ Graham O. Chappell	Director	12/19/2017
Graham O. Chappell

/s/ Philip A. Shiels	Director	12/19/2017
Philip A. Shiels