Form 10-Q
period 2017-09-30
AS-IP TECH INC
filed 2018-02-05
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

+1 424-888-2212

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 2, 2018, there were 161,710,371 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	Sept. 30, 2017	June 30, 2017

ASSETS
Current Assets
Cash	$5,928	$56,569
Prepaid expenses	0	2,753
Accounts receivable - related parties	60,974	60,871

Total current assets	66,902	120,193

Intangible assets - related party, net of accumulated amortization for $172,500 as of September 30, 2017 and $150,000 as of June 30, 2017	277,500	300,000

Total assets	$344,402	$420,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$24,145	$16,092
Related party payables	302,650	273,717
Due to related parties	228,811	228,811
Loans	120,891	119,507
Deferred revenue	7,248	8,685
Total current liabilities	683,745	646,812

Total liabilities	683,745	646,812

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 161,387,871 and 158,387,871 were issued and outstanding as of Sept. 30, 2017 and June 30, 2017, respectively	16,141	15,840
Additional paid-in capital	10,084,718	10,031,019
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(10,466,383)	(10,299,659)

Total stockholders' deficit	(339,343)	(226,619)

Total liabilities and stockholders' deficit	$344,402	$420,193

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Sep. 30, 2017	Three Months Ending Sep. 30, 2016

Revenue
BizjetMobile system sales - related parties	$21,990	$29,970
BizjetMobile service fees - related parties	28,809	31,856
Total revenue	$50,799	$61,826

Cost of sales - related parties	13,631	24,434

Gross Profit	$37,168	$37,392

Operating expenses:
Accounting and auditing	$15	$6,000
Advertising and promotion	1,405	5,106
Amortization of capitalized termination fee to a related party	22,500	22,500
Banking	831	2,504
Capital raising costs	1,148
Communications data	11,851	0
Communications data - related party	5,299	20,888
Corporate administration	737	926
Corporate promotion	-	6,249
Engineering services	48,000	48,000
Engineering services - related party	-	14,300
Marketing - related party	49,525	33,000
Officers management fees	24,000	17,000
Office expenses, rent, utilities	1,226	299
Patent fees	426	459
Technical service support - related party	12,000	12,000
Trade shows	13,088	-
Travel	2,458
Total operating expenses	$194,509	$189,231

Loss from operations	$(157,341)	$(151,839)

Other (income) expense:
Interest	$5,135	$1,663
Interest - related party	4,248	3,965
Total Other (income) expense	$9,383	$5,628

Net profit (loss)	$(166,724)	$(157,467)

Net loss per share - (Basic)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	159,284,610	133,110,732

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending Sep 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(166,724)	$(157,467)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortisation of intangibles	22,500	22,500
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	8,052	(16,014)
Increase (Decrease) in related party payables	28,933	24,372
Increase (Decrease) in deferred revenue	(1,437)	(1,437)
Decrease (Increase) in accounts receivable	(103)	(14,287)
Decrease (Increase) in prepaid expenses	2,753	-
Net cash used in operating activities	(106,026)	(142,333)

Cash flows from financing activities:
Expenses paid on behalf of the company by a related party
Advances from unrelated party	1,385	(1,268)
Proceeds from issuance of common stock	54,000	46,850
Funds received pending issue of shares	0	63,899
Net cash provided by financing activities	55,385	109,481

Net Increase/(Decrease) in cash	(50,641)	(32,852)
Cash, beginning of period	56,569	64,292

Cash, end of period	$5,928	$31,440

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2017.

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

Fair value of financial instruments

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $10,466,383 at September 30, 2017 and will be required to make significant expenditures in connection with development of the BizjetMobile and fflya businesses, seeking additional funding through investments and general and administrative expenses.  The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of September 30, 2017 and June 30, 2017, the Company has recorded as "related party payables", $302,650 and $273,717, respectively, which are due mainly to advances made by the CEO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CEO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ending September 30, 2017 and in the three months ended September 30, 2016, the Company recorded Interest - related party of $4,248 and $3,965 respectively.

As of September 30, 2017 and June 30, 2017, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

As of September 30, 2017 and June 30, 2017, the Company had “Accounts receivable - related parties” of $60,974 and $60,871 due from entities affiliated through common stockholders and directors.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. As of September 30, 2017 and June 30, 2017, the Company has accumulated $172,500 and $150,000 respectively for amortization of the value of the intellectual property.

As of September 30, 2017 and September 30, 2016, the Company recorded revenue of $21,990 and $29,970 respectively from entities affiliated through common stockholders and directors for BizjetMobile system sales.

As of September 30, 2017 and September 30, 2016, the Company recorded revenue of $28,809 and $31,856 respectively from entities affiliated through common stockholders and directors for BizjetMobile service fees.

In the three months ended September 30, 2017 and in the three months ended September 30, 2016, the Company incurred expenses of approximately $24,000 and $17,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended September 30, 2017 and in the three months ended September 30, 2016, the Company incurred marketing expense of $49,525 and $33,000 to entities affiliated through common stockholders and directors.

In the three months ended September 30, 2017 and September 30, 2016 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended September 30, 2017 and September 30, 2016 respectively, the Company incurred cost of sales, comprising commissions and hardware costs, of $13,631 and $24,434 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiated on a case by case basis.

In the three months ended September 30, 2017 and September 30, 2016 respectively, the Company reimbursed communications and data costs incurred of $5,299 and $20,888 to entities affiliated through common stockholders and directors.

In the three months ended September 30, 2016, the Company incurred engineering service costs of $14,300 on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

During the three month period ended September 30, 2017, the Company issued 3,000,000 shares of common stock, resulting in an increase in Common Stock of $300 and an increase in Additional Paid-In Capital by $53,700.

Note 5. Commitments and Contingencies

The Company has an unsecured loan from a third party with balance outstanding at September 30, 2017 of $43,327 (September 30, 2016 $49,133). Interest is calculated at a rate of 20% per annum with interest of $2,205 and $2,483 taken up in the three months ended September 30, 2017 and September 30, 2016 respectively.

The Company has outstanding unsecured loans totaling $70,295 from shareholders at September 30, 2017. Balance at September 30, 2016 was nil. The terms of the loans provide that if they are not repaid by the loan anniversary, the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At September 30, 2017, the Company had accumulated interest on the loans of $7,269 calculated at the Company’s prevailing share price, which included $2,929 for the three months ended September 30, 2017. The interest will be converted to shares of common stock as stated above.

Both of the above loan facilities are included under “Loans” in the Company’s balance sheet.

Note 6. Subsequent Event

Since balance date, the Company has received advances from shareholders totally approximately $500,000 to fund the Company’s airline program. The terms of the advances are yet to be finalised with the shareholders.

Since balance date, the Company has issued 322,500 shares of common stock, which will increase Common Stock by $32 and Additional Paid-In Capital by $8,030.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended September 30, 2017 and the Form 10-K for the fiscal year ended June 30, 2017.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

In the three month period ended September 30, 2017, the Company recorded revenue of $50,799, compared to revenue of $61,826 in the corresponding three month period ended September 30, 2016. The revenue in the three months ended September 30, 2017 was lower than the revenue in the three months ended September 30, 2016 because of lower equipment sales in the period. After Cost of Sales of $13,631, the Company had a Gross Profit of $37,168 in the three months ended September 30, 2017. In the three months ended September 30, 2016, the Company recorded Cost of Sales of $24,434, which resulted in a Gross Profit of $37,392.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology and as result, the Company’s operating costs increased from $189,231 in the three months ended September 30, 2016 to $194,509 in the three months ended September 30, 2017. Main components of operating expenses are marketing and engineering expenses. In the three months ended September 30, 2017, the Company recorded an Operating Loss of $157,341 compared to an Operating Loss of $151,839 in the three months ended September 30, 2016.

The Company incurred interest charges of $9,383 and $5,628 in the three months ended September 30, 2017 and 2016 respectively. This resulted in Net Losses of $166,724 and $157,467 in the three months ended September 30, 2017 and 2016 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $56,569 at June 30, 2017 to $5,928 at September 30, 2017.

The Company reported revenue of $50,799 in the three months ending September 30, 2017 compared to $61,826 in the three month period ending September 30, 2016. The Company incurred a net loss of $157,341 from operating activities for the three months to September 30, 2017, compared to a net loss of $151,839 from operating activities for the three months to September 30, 2016. Net cash used in operating activities decreased from $142,333 during the three months ended September 30, 2016 to $106,026 for the three months ended September 30, 2017 due to increased accounts payable and decreased accounts receivable.

The cash flow of the Company from financing activities for the three months ending September 30, 2017 was $55,385 as a result of proceeds from issue of common stock. Shareholders of the Company continue to fund the development and marketing of the fflya and CrewX products. In the three months ended September 30, 2016, the cash flow from financing activities was $109,481 from issue and pending issue of common.

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

Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are ineffective and have material weaknesses as set out in the June 30, 2017 Form 10-K, such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2017. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in "Note 4. Stockholders’ Deficit" in the Financial Statements above, during the three months ended September 30, 2017, the Company issued 3,000,000 shares of common stock valued at $54,000 for cash, that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2017:

None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	February 2, 2018

By: /s/ Ronald J. Chapman	Director	February 2, 2018

By: /s/ Philip A. Shiels	Director	February 2, 2018

By: /s/ Graham O. Chappell	Director	February 2, 2018