Form 10-Q
period 2017-12-31
AS-IP TECH INC
filed 2018-02-27
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 27, 2018, there were 161,710,371 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	Dec. 31, 2017	June 30, 2017
ASSETS
Current Assets
Cash	$350,786	$56,569
Prepaid expenses	15,392	2,753
Accounts receivable - related parties	40,717	60,871

Total current assets	406,895	120,193

Intangible assets - related party, net of accumulated amortization for $195,000 as of December 31, 2017 and $150,000 as of June 30, 2017	255,000	300,000

Total assets	$661,895	$420,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$28,859	$16,092
Related party payables	319,734	273,717
Due to related parties	228,811	228,811
Loans	121,679	119,507
Advances	472,279
Deferred revenue	5,811	8,685
Total current liabilities	1,177,173	646,812

Total liabilities	1,177,173	646,812

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 500,000,000 authorized, and 161,710,371 and 158,387,871 were issued and outstanding as of Dec. 31, 2017 and June 30, 2017, respectively	16,173	15,840
Additional paid-in capital	10,092,748	10,031,019
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(10,650,380)	(10,299,659)

Total stockholders' deficit	(515,278)	(226,619)

Total liabilities and stockholders' deficit	$661,895	$420,193

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Dec. 31, 2017	Three Months Ending Dec. 31, 2016	Six Months Ending Dec. 31, 2017	Six Months Ending Dec. 31, 2016
Revenue
BizjetMobile system sales - related parties	$-	$-	$21,990	$29,970
BizjetMobile service fees - related parties	25,244	25,168	54,054	57,024
License fees
Total revenue	25,244	25,168	76,044	86,994

Cost of sales - related parties	4,818	9,541	18,450	33,975
Gross Profit	20,426	15,627	57,594	53,019

Operating expenses:
Accounting and auditing	16,475	8,580	16,490	14,580
Advertising and promotion	2,025	1,843	3,430	3,924
Advertising and promotion - related party	4,536	-	4,536	0
Amortization of capitalized termination fee to a related party	22,500	22,500	45,000	45,000
Banking	847	1,191	1,677	3,695
Capital raising costs	0	-	1,148	0
Communications data	763	0	12,614	0
Communications data - related party	6,120	15,918	11,419	36,806
Consumables	1,400	-	1,400	0
Consumables - related party	2,519	-	2,519	0
Corporate administration	1,637	1,845	2,374	2,771
Corporate promotion	-	-	0	249
Engineering services	48,000	36,000	96,000	84,000
Engineering services - related party	-	-	0	14,300
Marketing - related party	52,530	33,739	102,055	75,764
Officers management fees	24,000	13,000	48,000	30,000
Office expenses, rent, utilities	87	429	1,313	728
Patent fees	-	-	427	459
Technical service support - related party	12,000	12,000	24,000	24,000
Trade shows	-	-	13,088	0
Travel	-	3,000	2,458	3,000
Total operating expenses	195,439	150,045	389,948	339,276

Loss from operations	(175,013)	(134,418)	(332,354)	(286,257)

Other (income) expense:
Interest	4,537	2,419	9,672	4,082
Interest - related party	4,447	4,030	8,695	7,995
Total Other (income) expense	8,984	6,449	18,367	12,077

Net profit (loss)	(183,997)	(140,867)	(350,721)	(298,334)

Net loss per share - (Basic)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	161,329,664	133,110,732	159,875,072	135,774,286

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(350,721)	$(298,334)

Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	0	30,000
Amortisation of intangibles	45,000	45,000
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	12,767	(14,116)
Increase (Decrease) in related party payables	46,017	13,207
Increase (Decrease) in deferred revenue	(2,874)	(3,572)
Decrease (Increase) in accounts receivable	20,154	(15,654)
Decrease (Increase) in prepaid expenses	(12,639)	0
Net cash used in operating activities	(242,296)	(243,469)

Cash flows from financing activities:
Loans from unrelated party	2,172	0
Advances from unrelated party	472,279	17,055
Proceeds from issuance of common stock	62,062	158,790
Funds received pending issue of shares	0	4,800
Net cash provided by financing activities	536,513	180,645

Net Increase/(Decrease) in cash	294,217	(62,824)
Cash, beginning of period	56,569	64,292

Cash, end of period	$350,786	$1,468

Stock issued for payables conversion	$0	$30,000

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $10,650,380 at December 31, 2017 and will be required to make significant expenditures in connection with development of the BizjetMobile and fflya businesses, seeking additional funding through investments and general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of December 31, 2017 and June 30, 2017, the Company has recorded as "related party payables", $319,734 and $273,717, respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ending December 31, 2017 and December 31, 2016, the Company recorded Interest - related party of $4,447 and $4,030 respectively, and in the six months ending December 31, 2017 and December 31, 2016, the Company recorded Interest - related party of $8,695 and $7,995 respectively.

As of December 31, 2017 and June 30, 2017, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

As of December 31, 2017 and June 30, 2017, the Company had “Accounts receivable - related parties” of $40,717 and $60,871 due from entities affiliated through common stockholders and directors.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. As of December 31, 2017 and June 30, 2017, the Company has accumulated $195,000 and $150,000 respectively for amortization of the value of the intellectual property.

In the three months ended December 31, 2017 and December 31, 2016 respectively, the Company recorded revenue of $25,244 and $25,168 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the six months ended December 31, 2017 and December 31, 2016 respectively, the Company recorded revenue of $54,054 and $57,024 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the six months ended December 31, 2017 and December 31, 2016 respectively, the Company recorded revenue of $21,990 and $29,970 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred expenses of approximately $24,000 and $13,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the six months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred expenses of approximately $48,000 and $30,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred marketing expense of $52,530 and $33,739 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred marketing expense of $102,055 and $75,764 to entities affiliated through common stockholders and directors.

In the three months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the six months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred expense of $24,000 and $24,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred cost of sales, comprising commissions of $4,818 and $9,541 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2017 and December 31, 2016 respectively, the Company incurred cost of sales, comprising commissions of $18,450 and $33,975 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended December 31, 2017 and December 31, 2016 respectively, the Company reimbursed communications and data costs incurred of $6,120 and $15,918 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2017 and December 31, 2016 respectively, the Company reimbursed communications and data costs incurred of $11,419 and $36,806 to entities affiliated through common stockholders and directors.

In the six months ended December 31, 2016, the Company incurred engineering service costs of $14,300 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

During the three month period ended December 31, 2017, the Company issued 322,500 shares of common stock for cash of $0.025 per share, resulting in an increase in Common Stock of $32 and an increase in Additional Paid-In Capital by $8,030.

Note 5. Commitments and Contingencies

The Company has an unsecured loan from a third party with balance outstanding at December 31, 2017 of $41,771 (December 31, 2016 $47,490). Interest is calculated at a rate of 20% per annum with interest of $2,128 and $2,419 taken up in the three months ended December 31, 2017 and December 31, 2016 respectively. The Company is making principal and interest payments for the loan of $1,250 per month and will increase the payments when cash flow allows.

The Company has outstanding unsecured loans totalling $70,295 from shareholders at December 31, 2017. Balance at December 31, 2016 was nil. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At December 31, 2017, the Company had accumulated interest on the loans of $9,613 calculated at the Company’s prevailing share price, which included $2,343 for the three months ended December 31, 2017. The interest will be converted to shares of common stock as stated above.

Both of the above loan facilities are included under “Loans” in the Company’s balance sheet.

Note 6. Subsequent Event

On February 16, 2018, the Company announced that it will convert advances of $562,500 (of which $472,279 recorded as Advances at December 31, 2017) received from shareholders for funding production of its fflya systems, to two convertible note issues as follows:

The first convertible note for $337,500 finances the initial 15 system shipsets. Terms of the issue are:

•

Interest rate:  20% per annum, payable monthly in arrears

•

Conversion price:  $0.03 per share.

•

Maturity date: December 1, 2020

A second convertible note issue for $225,000 is to finance a further 10 system shipsets, on the following terms:

•

Interest rate:  20% per annum, payable monthly in arrears

•

Conversion price:  $0.05 per share.

•

Maturity date:  December 1, 2020

In return for providing system funding, each investor will receive a royalty for a period of three years on each shipset, once the systems commence operation, on terms to be agreed.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three months and six months ended December 31, 2017 and the Form 10-K for the fiscal year ended June 30, 2017.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016

In the three months period ended December 31, 2017, the Company recorded revenue of $25,244, compared to revenue of $25,168 in the corresponding three month period ended December 31, 2016. After Cost of Sales of $4,818, the Company had a Gross Profit of $20,426 in the three months ended December 31, 2017. In the three months ended December 31, 2016, the Company recorded Cost of Sales of $9,541, which resulted in a Gross Profit of $15,627.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology and as result, the Company’s operating costs increased from $150,045 in the three months ended December 31, 2016 to $195,439 in the three months ended December 31, 2017. Main components of operating expenses are amortization, management, marketing and engineering expenses. In the three months ended December 31, 2017, the Company recorded an Operating Loss of $175,013 compared to an Operating Loss of $134,418 in the three months ended December 31, 2016.

The Company incurred interest charges of $8,984 and $6,449 in the three months ended December 31, 2017 and 2016 respectively. This resulted in Net Losses of $183,997 and $140,867 in the three months ended December 31, 2017 and 2016 respectively.

SIX MONTHS ENDED DECEMBER 31, 2017 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2016

In the six month period ended December 31, 2017, the Company recorded revenue of $76,044, compared to revenue of $86,994 in the corresponding six month period ended December 31, 2016. The revenue in the six months ended December 31, 2017 was lower than the revenue in the six months ended December 31, 2016 because of lower equipment sales in the period. After Cost of Sales of $18,450, the Company had a Gross Profit of $57,594 in the six months ended December 31, 2017. In the six months ended December 31, 2016, the Company recorded Cost of Sales of $33,975, which resulted in a Gross Profit of $53,019.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology and as result, the Company’s operating costs increased from $339,276 in the six months ended December 31, 2016 to $389,948 in the six months ended December 31, 2017. Main components of operating expenses are amortization, management, marketing and engineering expenses. In the six months ended December 31, 2017, the Company recorded an Operating Loss of $332,354 compared to an Operating Loss of $286,257 in the six months ended December 31, 2016.

The Company incurred interest charges of $18,367 and $12,077 in the six months ended December 31, 2017 and 2016 respectively. This resulted in Net Losses of $350,721 and $298,334 in the six months ended December 31, 2017 and 2016 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $56,569 at June 30, 2017 to $350,786 at December 31, 2017.

The Company reported revenue of $76,044 in the six months ending December 31, 2017 compared to $86,994 in the six month period ending December 31, 2016. The Company incurred a net loss of $332,354 from operating activities for the six months to December 31, 2017, compared to a net loss of $286,257 from operating activities for the six months to December 31, 2016.

Net cash used in operating activities for the six months ended December 31, 2017 was $242,296 compared to $243,469 during the six months ended December 31, 2016. Operating cash requirement in the six months ended December 31, 2017 was reduced through intangibles, increased related party payables and decreased accounts receivables.

The cash flow of the Company from financing activities for the six months ending December 31, 2017 was $536,513 as a result of proceeds from issue of common stock and advances from shareholders. Shareholders of the Company continue to fund the development and marketing of the fflya and CrewX products. In the six months ended December 31, 2016, the cash flow from financing activities was $180,645 from issue and pending issue of common stock.

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

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2017. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in "Note 4. Stockholders’ Deficit" in the Financial Statements above, during the three months ended December 31, 2017, the Company issued 322,500 shares of common stock valued at $8,062 for cash, that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2017:

None

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	February 27, 2018
Richard Lukso

By: /s/ Ronald J. Chapman	Director	February 27, 2018
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	February 27, 2018
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	February 27, 2018
Philip A. Shiels