Form 10-Q
period 2018-03-31
AS-IP TECH INC
filed 2018-05-30
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 28, 2018, there were 161,960,376 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

	(Unaudited)	(Audited)
	Mar. 31, 2018	June 30, 2017

ASSETS
Current Assets
Cash	$198,250	$56,569
Prepaid expenses	3,267	2,753
Accounts receivable - related parties	46,894	60,871
Total current assets	248,411	120,193

Intangible assets - related party, net of accumulated amortization for $217,500 as of March 31, 2018 and $150,000 as of June 30, 2017	232,500	300,000

Total assets	$480,911	$420,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$37,956	$16,092
Related party payables	325,246	273,717
Due to related parties	228,811	228,811
Loans	661,564	119,507
Advances
Deferred revenue	4,373	8,685
Total current liabilities	1,257,950	646,812

Total liabilities	1,257,950	646,812

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 500,000,000 authorized, and 161,710,371 and 158,387,871 were issued and outstanding as of Mar. 31, 2018 and June 30, 2017, respectively	16,173	15,840
Additional paid-in capital	10,092,748	10,031,019
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(10,912,141)	(10,299,659)
Total stockholders' deficit	(777,039)	(226,619)

Total liabilities and stockholders' deficit	$480,911	$420,193

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Mar. 31, 2018	Three Months Ending Mar. 31, 2017	Nine Months Ending Mar. 31, 2018	Nine Months Ending Mar. 31, 2017
Revenue
BizjetMobile system sales - related parties	$-	$-	$21,990	$29,970
BizjetMobile service fees - related parties	20,803	19,151	74,857	76,175
Total revenue	$20,803	$19,151	$96,847	$106,145

Cost of sales - related parties	4,578	4,570	23,028	38,545
Gross Profit	$16,225	$14,581	$73,819	$67,600

Operating expenses:
Accounting and auditing	5,486	2,700	21,976	17,280
Advertising and promotion	2,911	2,755	6,342	6,679
Advertising and promotion - related party		-	4,536	0
Amortization of capitalized termination fee to a related party	22,500	22,500	67,500	67,500
Banking	1,009	1,380	2,908	5,076
Capital raising costs	0	26,667	1,148	26,667
Communications data	5,849	0	18,463	0
Communications data - related party	6,837	14,510	18,255	51,316
Consumables	3,017	4,312	1,400	4,312
Consumables - related party	-	-	5,535	0
Corporate administration	2,627	2,491	5,001	5,261
Corporate promotion	-	-	0	249
Engineering services	48,000	48,015	144,000	132,015
Engineering services - related party	-	-	0	14,300
Freight - related party	1,245		1,245
Marketing	525		525
Marketing - related party	80,454	83,202	182,509	158,967
Officers management fees	24,000	23,000	72,000	53,000
Office expenses, rent, utilities	783	570	2,097	1,298
Patent fees	-	-	426	459
Technical service support - related party	12,000	12,000	36,000	36,000
Trade shows	17,298	-	30,386	0
Travel	2,232	-	4,690	3,000
Total operating expenses	$236,773	$244,102	$626,942	$583,379

Loss from operations	$(220,548)	$(229,521)	$(553,123)	$(515,779)

Other (income) expense:
Interest	36,424	2,393	46,096	6,474
Interest - related party	4,568	4,109	13,263	12,104
Total Other (income) expense	$40,992	$6,502	$59,359	$18,578

Net profit (loss)	$(261,540)	$(236,023)	$(612,482)	$(534,357)
Net loss per share - (Basic)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	161,710,371	144,549,728	159,888,901	138,830,230

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(612,482)	$(534,357)
Adjustments to reconcile net loss to net cash used by operating activities:
Compensatory stock issuances - accounts payable	0	56,667
Amortisation of intangibles	67,500	67,500
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	21,864	(16,121)
Increase (Decrease) in related party payables	51,529	21,199
Increase (Decrease) in deferred revenue	(4,312)	(5,010)
Decrease (Increase) in accounts receivable	13,977	(24,325)
Decrease (Increase) in prepaid expenses	(514)	0
Net cash used in operating activities	(462,438)	(434,447)

Cash flows from financing activities:
Loans from unrelated parties	542,057	0
Advances from unrelated party		65,952
Proceeds from issuance of common stock	62,062	328,690
Funds received pending issue of shares	0	135,000
Net cash provided by financing activities	604,119	529,642

Net Increase/(Decrease) in cash	141,681	95,195
Cash, beginning of period	56,569	64,292

Cash, end of period	$198,250	$159,487

Stock issued for payables conversion	$0	$56,667

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sales of goods and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 - Revenue Recognition. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017.

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an Accumulated Deficit of $10,912,141 at March 31, 2018 and will be required to make significant expenditures in connection with development of the BizjetMobile and fflya businesses, seeking additional funding through investments and general and administrative expenses. The Company's ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working capital needs.

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

Note 3. Related Party Transactions

As of March 31, 2018 and June 30, 2017, the Company has recorded as "related party payables", $325,246 and $273,717, respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ending March 31, 2018 and March 31, 2017, the Company recorded Interest - related party of $4,568 and $4,109 respectively, and in the nine months ending March 31, 2018 and March 31, 2017, the Company recorded Interest - related party of $13,263 and $12,104 respectively.

As of March 31, 2018 and June 30, 2017, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

As of March 31, 2018 and June 30, 2017, the Company had “Accounts receivable - related parties” of $46,894 and $60,871 due from entities affiliated through common stockholders and directors.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. As of March 31, 2018 and June 30, 2017, the Company has accumulated $217,500 and $150,000 respectively for amortization of the value of the intellectual property.

In the three months ended March 31, 2018 and March 31, 2017 respectively, the Company recorded revenue of $20,803 and $19,151 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the nine months ended March 31, 2018 and March 31, 2017 respectively, the Company recorded revenue of $74,857 and $76,175 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the nine months ended March 31, 2018 and March 31, 2017 respectively, the Company recorded revenue of $21,990 and $29,970 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred expenses of approximately $24,000 and $23,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the nine months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred expenses of approximately $72,000 and $53,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred marketing expense of $80,454 and $83,202 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred marketing expense of $182,509 and $158,967 to entities affiliated through common stockholders and directors.

In the three months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the nine months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred expense of $36,000 and $36,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred cost of sales, comprising commissions of $4,578 and $4,570 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2018 and March 31, 2017 respectively, the Company incurred cost of sales, comprising commissions and hardware costs of $23,028 and $38,545 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended March 31, 2018 and March 31, 2017 respectively, the Company reimbursed communications and data costs incurred of $6,837 and $14,510 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2018 and March 31, 2017 respectively, the Company reimbursed communications and data costs incurred of $18,255 and $51,316 to entities affiliated through common stockholders and directors.

In the nine months ended March 31, 2017, the Company incurred engineering service costs of $14,300 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

During the three-month period ended March 31, 2018, the Company did not issue any shares of common stock.

Note 5. Commitments and Contingencies

Loans in the Company’s balance sheet is made up of:

1.

The Company has an unsecured loan from a third party with balance outstanding at March 31, 2018 of $40,069 (March 31, 2017 $47,490). Interest is calculated at a rate of 20% per annum with interest of $2,048 and $2,351 taken up in the three months ended March 31, 2018 and March 31, 2017 respectively. The Company is making principal and interest payments for the loan of $1,250 per month, which will increase when cash flow allows.

2.

The Company has outstanding unsecured loans totalling $70,295 from shareholders at March 31, 2018 and March 31, 2017. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At March 31, 2018, the Company had accumulated interest on the loans of $11,200 calculated at the Company’s prevailing share price, which included $1,587 for the three months ended March 31, 2018. The interest will be converted to shares of common stock as stated above.

3.

On February 16, 2018, the Company announced that it will convert advances of $562,500 (of which $472,279 was recorded as Advances at December 31, 2017) received from shareholders for funding production of its fflya systems, to two convertible note issues as follows:

The first convertible note for $337,500 finances the initial 15 system shipsets. Terms of the issue are:

-

Interest rate:  20% per annum, payable monthly in arrears

-

Conversion price:  $0.03 per share.

-

Maturity date: December 1, 2020

A second convertible note issue for $225,000 is to finance a further 10 system shipsets, on the following terms:

-

Interest rate:  20% per annum, payable monthly in arrears

-

Conversion price:  $0.05 per share

-

Maturity date:  December 1, 2020

In return for providing system funding, each investor will receive a royalty for a period of three years on each shipset, once the systems commence operation, on terms to be agreed.

Note 6. Subsequent Events

The Company has issued 250,005 shares of its common stock to meet the interest due up until December 31, 2017 on shareholder loans referred to in Note 5.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three months and nine months ended March 31, 2018 and the Form 10-K for the fiscal year ended June 30, 2017.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

In the three months period ended March 31, 2018, the Company recorded revenue of $20,803, compared to revenue of $19,151 in the corresponding three month period ended March 31, 2017. After Cost of Sales of $4,578, the Company had a Gross Profit of $16,225 in the three months ended March 31, 2018. In the three months ended March 31, 2017, the Company recorded Cost of Sales of $4,570, which resulted in a Gross Profit of $14,581.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $236,773 in the three months ended March 31, 2018 and $244,102 in the three months ended March 31, 2017. Main components are amortization, management, marketing and engineering expenses. In the three months ended March 31, 2017, the Company recorded an Operating Loss of $220,548 compared to an Operating Loss of $229,521 in the three months ended March 31, 2017.

The development and marketing costs have been funded in part through interest bearing convertible notes and as a result the Company’s interest expense increased from $6,502 in the three months ended March 31, 2017 to $40,992 in the three months ended March 31, 2018. This resulted in Net Losses of $261,540 and $236,023 in the three months ended March 31, 2018 and 2017 respectively.

NINE MONTHS ENDED MARCH 31, 2018 COMPARED TO NINE MONTHS ENDED MARCH 31, 2017

In the nine month period ended March 31, 2018, the Company recorded revenue of $96,847, compared to revenue of $106,145 in the corresponding nine month period ended March 31, 2017. The revenue in the nine months ended March 31, 2018 was lower than the revenue in the nine months ended March 31, 2017 because of lower equipment sales in the period. After Cost of Sales of $23,028, the Company had a Gross Profit of $73,819. In the nine months ended March 31, 2017, the Company recorded Cost of Sales of $38,545, which resulted in a Gross Profit of $67,600.

The Company’s operating costs increased from $583,379 in the nine months ended March 31, 2017 to $626,942 in the nine months ended March 31, 2018. Main components of operating expenses are amortization, management, marketing and engineering expenses. In the nine months ended March 31, 2018, the Company recorded an Operating Loss of $553,123 compared to an Operating Loss of $515,779 in the nine months ended March 31, 2017.

The increased development and marketing costs have been funded in part through interest bearing convertible notes and as a result the Company’s interest expense has increased from $18,578 in the nine months ended March 31, 2017 to $59,359 in the nine months ended March 31, 2018. This resulted in Net Losses of $612,482 and $534,357 in the nine months ended March 31, 2018 and 2017 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $56,569 at June 30, 2017 to $198,250 at March 31, 2018.

The Company reported revenue of $96,847 in the nine months ending March 31, 2018 compared to $106,145 in the nine-month period ending March 31, 2017. The Company incurred a net loss of $553,123 from operating activities for the nine months to March 31, 2018, compared to a net loss of $515,779 from operating activities for the nine months to March 31, 2017. Net cash used in operating activities for the nine months ended March 31, 2018 was $462,438 compared to $434,447 during the nine months ended March 31, 2017. Operating cash requirement in the nine months ended March 31, 2017 was reduced through intangibles, increased related party payables and accounts payables.

The cash flow of the Company from financing activities for the nine months ending March 31, 2017 was $604,119 as a result of proceeds from issue of common stock and convertible note issue to fund the development and marketing of the fflya and CrewX products. In the nine months ended March 31, 2017, the cash flow from financing activities was $529,642 from issue and pending issue of common stock.

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

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2018. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2018:

The Company filed a Form 8-K on February 16, 2018, which reported:

Item 1.01 Entry into a Material Definitive Agreement.

The Company has raised $562,500 under two convertible note issues for the purpose of funding production of its fflya systems, effective February 16, 2018. The funding has been provided mainly by major non-related shareholders of the Company.

The first convertible note issue for $337,500 finances the initial 15 system shipsets. Terms of the issue are:

*

Interest rate:  20% per annum, payable monthly in arrears

*

Conversion price:  $0.03 per share.

*

Maturity date:  December 1, 2020

A second convertible note issue for $225,000 is to finance a further 10 system shipsets, on the following terms:

*

Interest rate:  20% per annum, payable monthly in arrears

*

Conversion price:  $0.05 per share.

*

Maturity date:  December 1, 2020

In return for providing system funding, each investor will receive a royalty for a period of three years on each shipset, once the systems commence operation, on terms to be agreed.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	May 29, 2018
Richard Lukso

By: /s/ Ronald J. Chapman	Director	May 29, 2018
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	May 29, 2018
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	May 29, 2018
Graham O. Chappell