Form 10-K
period 2018-06-30
AS-IP TECH INC
filed 2019-10-25
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended JUNE 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if there is no disclosure of delinquent files in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of December 31, 2017, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.04 on that date) was approximately $5,123,700.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at October 25, 2019:

Common Stock, par value $0.0001 per share, 182,112,766

Documents incorporated by reference: None

PART I.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K INCLUDES “FORWARD-LOOKING STATEMENTS” AS DEFINED BY THE SECURITIES AND EXCHANGE COMMISSION.  THESE STATEMENTS MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS.  FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE FUTURE PLANS, STRATEGIES AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS “MAY,” “WILL,” “COULD”, “SHOULD,” “EXPECT,” “ANTICIPATE,” “ESTIMATE,” “BELIEVE,” “INTEND” OR “PROJECT” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY.  THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY BE INCORRECT.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

AS-IP Tech, Inc. (formerly ASI Entertainment, Inc.) was formed on April 29, 1998 as a Delaware corporation. The Company has an authorized capital of 500,000,000 shares of Common Stock, par value of $0.0001 per share (the “Common Stock”) and 50,000,000 shares of preferred stock, par value $0.0001 per share.  All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. The executive offices of the Company are located at 2/1 Contour Close, Research, Victoria, 3095 Australia. The United States offices of the Company are located at 954 Lexington Ave, Suite 242, New York, NY 10021. The Company’s telephone number is +1 424-888-2212.

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

BizjetMobile and fflya leverage off the existing Inmarsat & Iridium satellites, but will be further enhanced by Next Generation Iridium satellites that commenced commercial operation in Q1 2019, and Iridium Certus for aviation, which will commence operation in Q1 2020.

The Company has completed 80 BizjetMobile installations to date, operating across Asia Pacific, the America’s, Europe and the Middle East.

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

The Company has appointed BizjetMobile agents for the Americas, Europe and Asia Pacific who will represent the Company on a commission basis.

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

Competition

In the United States, the market is dominated GOGO Inc. (formally Aircell). GOGO’s system connects passenger devices via Wi-Fi, having implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. As of June 30, 2019, GOGO had 3,091 airliners, the majority of equipped aircraft being United, American and Delta Airlines. GOGO also has 5,462 domestic business jets connected to its system.

A further 5,099 aircraft are equipped with the Aircell (division of GOGO) Iridium satellite telephone systems. These are legacy satellite systems and GOGO Biz Services cannot be delivered by Iridium. Several BizjetMobile customers are connected via the Aircell Iridium systems.

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

Installation and use of aircraft avionics in aircraft requires prior certification and approval by the Federal Aviation Administration (“FAA”) and equivalent regulatory authorities of foreign governments on each aircraft type and for each airline, although FAA approval is generally globally acceptable.

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

The Company estimates over the last 2 years it has expended $300,000 on research and development, none of which has been borne by the customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 182,112,766 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March 2000, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCPK.  Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

	Common Stock
Quarter Ended	High	Low
June 30, 2016	$0.04	$0.025
September 30, 2016	$0.07	$0.03
December 31, 2016	$0.084	$0.035
March 31, 2017	$0.09	$0.035
June 30, 2017	$0.05	$0.03
September 30, 2017	$0.05	$0.0165
December 31, 2017	$0.05	$0.025
March 31, 2018	$0.04	$0.025
June 30, 2018	$0.049	$0.027

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company maintains a low-cost structure as it has no employees, contracting the services of executives and support engineers as required.  Because of the low-cost structure, the Company anticipates that the proceeds from stock issues and revenue from service and system sales, will be sufficient to meet the Company's operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2018 of $11,306,527. Major components of the loss include capital raising costs, consulting and management fees, engineering fees and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the BizjetMobile and fflya programs. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings, borrowings and revenues from operations.

YEAR ENDED JUNE 30, 2018 COMPARED WITH YEAR ENDED JUNE 30, 2017

The Company received revenue of $67,807 from its BizjetMobile business in the year ended June 30, 2018, compared to $170,648 in the year ended June 30, 2017. Revenue from BizjetMobile service fees decreased from $94,679 to $45,817 and BizjetMobile system sales decreased from $75,969 to $21,990 in the years ended June 30, 2017 and June 30, 2018 respectively. The Company’s cost of sales was $16,099 and $60,711 for the years ended June 30, 2018 and June 30, 2017 respectively, comprising mainly of agents’ commissions and system costs. As a result, the Company reported a gross profit of $51,708 in the year ended June 30, 2018, compared to a gross profit of $109,937 in the year ended June 30, 2017.

Operating expenses increased from $787,423 for the twelve-month period ended June 30, 2017 to $834,630 for the twelve month period ended June 30, 2018 due mainly to increased marketing associated with the Company’s fflya program.

The Company recorded a net loss from operations for the twelve month period ended June 30, 2018 of $782,922, compared to a loss of $677,486 for the twelve month period ended June 30, 2017.

Other expenses increased from $195,480 in the year ended June 30, 2017, to $223,946 in the year ended June 30, 2018, mainly due to increased interest and loss of impairment, but after decreased capital raising costs.

The Company recorded a net loss for the twelve month period ended June 30, 2018 of $1,006,868, compared to a loss of $872,966 for the twelve month period ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents cash equivalents decreased from $56,569 at June 30, 2017 to $40,457 at June 30, 2018 after increased operating costs which have been met with capital raisings and loans.

The Company's revenue for the twelve months ended June 30, 2018 was $67,807, compared to $170,648 in the twelve month period to June 30, 2017. Operating costs increased for the period from July 1, 2017 to June 30, 2018 mainly as a result higher marketing costs. As a result, the Company had a net cash outflow of $659,039 from operating activities for the period from July 1, 2017 to June 30, 2018, compared to a net cash outflow from operating activities of $589,371 for the period from July 1, 2016 to June 30, 2017.

The Company had no cash flow from investing activities for the twelve months ended June 30, 2018, and June 30, 2017 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2018 was from the proceeds from issue of common stock and increased loan facilities. Similarly, in the twelve months ended June 30, 2017 financing activities was from issue of common stock and increased loan facilities.

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

The Company has invested substantially in research, development and marketing the airline systems, with representations at the major aviation exhibitions.

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

GOING CONCERN

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. As noted in the auditor's report included in this 10-K, “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AS-IP TECH, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AS-IP Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AS-IP Tech, Inc. (the “Company”) as of June 30, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

The Company has significant transactions and relationships with related parties, which is described in Note 2 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2013.

Lakewood, Colorado

October 25, 2019

AS-IP TECH, INC.

BALANCE SHEETS

	June 30,
	2018	2017

ASSETS
Current Assets
Cash	$40,457	$56,569
Prepaid expenses	-	2,753
Accounts receivable - related parties, net	-	60,871

Total current assets	40,457	120,193

Intangible assets - related party, net of accumulated amortization for $240,000 and impairment for $113,832 as of June 30, 2018 and net of accumulated amortization $150,000 as of June 30, 2017	96,169	300,000

Total assets	$136,626	$420,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$15,300	$16,092
Related party payables	351,019	273,717
Due to related parties	228,811	228,811
Loans	696,873	119,507
Deferred revenue	2,935	8,685
Subscription for capital	3,500	-
Total current liabilities	1,298,438	646,812

Total liabilities	1,298,438	646,812

Commitment and contingencies (Note 3)	-	-

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 161,960,376 and 158,387,871 were issued and outstanding as of June 30, 2018 and 2017, respectively	16,197	15,840
Additional paid-in capital	10,102,337	10,031,019
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(11,306,527)	(10,299,659)

Total stockholders' deficit	(1,161,812)	(226,619)

Total liabilities and stockholders' deficit	$136,626	$420,193

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2018	For the year ended June 30, 2017

BizjetMobile system sales - related parties	$21,990	75,969

BizjetMobile service fees - related parties	45,817	94,679

Total revenue	67,807	170,648

Cost of sales - related parties	16,099	60,711

Gross profit	51,708	109,937

Selling, general and administrative expenses	76,006	98,566
Officers management fee	96,000	75,783
Marketing fees and expenses - related party	267,235	202,217
Engineering services - related party	192,000	206,315
Amortization of capitalized termination fee to a related party	90,000	90,000
Freight - related party	1,245	-
Communications and data - related party	22,596	44,596
Components - related party	7,704	-
Technical service support - related party	48,000	46,896
Trade shows - related party	33,844	23,050
Loss from operations	(782,922)	(677,486)

Other (income) expense
Loss on debt settlement - related party	-	20,000
Loss of impairment - related party	113,832	-
Asset write down - related party	14,733	-
Interest	77,476	13,380
Interest - related party	17,905	16,282
Capital raising fees	-	73,818
Capital raising fees - related parties	-	72,000
Total Other (income) expense	223,946	195,480

Net loss	$(1,006,868)	$(872,966)

Net loss per share - (Basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	161,095,652	141,102,631

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

June 30, 2016	-	-	131,939,482	13,195	9,215,445	91,380	5	9,428,693	108,678

Issuance of shares for services to related parties	-	-	2,500,000	250	118,416	-	-	-	118,666
Issuance of stock for cash	-	-	18,025,725	1,803	510,738	-	-	-	512,541
Issuance of common stock for subscriptions payable	-	-	3,543,167	354	64,840	(65,194)	-	-	-
Issuance of common stock payable for services	-	-	2,479,497	248	116,210	-	-	-	116,458
Shares cancelled	-	-	(100,000)	(10)	(1,990)	-	-	2,000	-
Issuance of stock options for services	-	-	-	-	7,360	-	-	-	7,360
Net loss for the year ended	-	-	-	-	-	-	-	(872,966)	(872,966)

June 30, 2017	-	-	158,387,871	15,840	10,031,019	26,186	(5)	(10,299,659)	(226,619)

Issuance of stock for cash	-	-	3,322,500	332	61,730				62,062
Issuance of shares in lieu of interest	-	-	250,005	25	9,588	-	-	-	9,613
Net loss for the year ended	-	-	-	-	-	-	-	(1,006,868)	(1,006,868)

June 30, 2018	-	-	161,960,376	16,197	10,102,337	26,186	(5)	(11,306,527)	(1,161,812)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

	For the years Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,006,868)	$(872,966)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation for interest	9,613	116,458
Stock compensation for services - related parties	-	118,666
Stock options	-	7,360
Accounts receivable write down - related party	14,733	-
Amortization of intangibles	90,000	90,000
Loss of impairment	113,832	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(792)	(3,769)
Increase (Decrease) in related party payables	77,302	20,956
Increase (Decrease) in deferred revenue	(5,750)	(7,746)
Decrease (Increase) in accounts receivable	46,138	(55,577)
Decrease (Increase) in prepaid expenses	2,753	(2,753)

Net cash used in operating activities	(659,039)	(589,371)

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of loan	577,365	69,107
Proceeds from issuance of common stock	62,062	512,541
Funds received pending issuance of common stock	3,500	-

Net cash provided by financing activities	642,927	581,648

Net Increase/(Decrease) in cash	(16,112)	(7,723)
Cash, beginning of period	56,569	64,292
Cash, end of period	$40,457	$56,569

Supplemental disclosure of cash flow information:
Cash paid for income tax	-	-
Cash paid for interest	59,185	9,534

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AS-IP Tech, Inc. (“AS-IP”, the “Company”) formerly ASI Entertainment, Inc., was incorporated in the State of Delaware on April 29, 1998.

Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The financial statements are expressed in United States dollars. The Company’s fiscal year ends June 30.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has recurring operating losses, limited funds and has accumulated deficits. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Accounts Receivable, net

Accounts receivable are recognized at invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews its allowance for doubtful accounts receivable on an ongoing basis. In establishing the required allowance, management considers any historical losses, the customer’s financial condition, the accounts receivable aging, and the customer’s payment patterns. After all attempts to collect a receivable have failed and the potential for recovery is remote, the receivable is written off against the allowance.

As of June 30, 2018 and 2017, the allowance for doubtful account balances are $0 and $0, respectively. The bad debt expense, including the direct written-off accounts receivables, incurred for the years ended June 30, 2018 and 2017 are $14,733 and $0, respectively.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, risk free interest rates and expected dividends.

Financial instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 provides a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one - Quoted market prices in active markets for identical assets or liabilities;

Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All of the Company’s financial instruments are level one and are carried at fair value, requiring no adjustment to book value. The financial instruments were deemed to qualify as that classification because their value was determined by the price of identical instruments traded on an active exchange.

Intangible Assets

In accordance with ASC 350, “Intangibles - Goodwill and Other”, we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of future cash flows. If the sum of the expected future cash flows is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value which is estimated and calculated by discounted cash flow method. We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired.

Income tax

The Company accounts for income taxes under FASB ASC 740 “Income Taxes”. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

At June 30, 2018 the Company had net operating loss carryforwards of $10,706,680 which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $2,474,392 in 2018, compared to an allowance of $2,263,324 in 2017. The change in the valuation allowance for U.S. tax purposes in 2018 and 2017 was $211,442 and $206,500, respectively.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the year ended June 30, 2018.

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

ASC 505, “Compensation-Stock Compensation”, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Earnings (Loss) Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue recognition

The Company applies ASC topic 605 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue is recognized on an accrual basis as earned under contract or license agreements.

Deferred revenue

The Company receives payment for services in advance before the subscription service is provided. The company recognizes the revenue as being earned as the services are provided.

Recent Accounting Pronouncements

The company has evaluated the recent accounting pronouncements and believes that none of them have a material effect on the Company’s financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”). ASC 606 establishes a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under ASC 606, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this guidance effective July 1, 2018 using the modified retrospective approach, and the Company believes the adoption of this standard will not have a significant impact on the Company’s sales.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2018 and 2017, the Company has incurred as “related parties payables”, $351,019 and $273,717 respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. Interest accrued for the advance in the years ended June 30, 2018 and 2017 was $17,905 and $16,282. The loan and accumulated interest will be repaid from surplus operating cash, when funds are available.

As of June 30, 2018 and 2017, the Company had “due to related parties” of $228,811 which are advances made by related parties to provide operating funds. The “due to related parties” balances are non-interest bearing and unsecured. Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

As of June 30, 2018 and 2017, the Company had “Accounts receivable -related parties” of $0 and $60,871 due from entities affiliated through common stockholders and directors, which operate as distributors for the Company’s products and services.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018 and 2017, the Company provided $90,000 and $90,000 respectively for amortization of the value of the intellectual property. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment.

In 2018 and 2017, the Company recorded revenue of $21,990 and $75,969 respectively from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In 2018 and 2017, the Company recorded revenue of $45,817 and $94,679 respectively from entities affiliated through common stockholders and directors for BizjetMobile service fees.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

In 2018 and 2017, the Company incurred expenses of $96,000 and $75,783 respectively to entities affiliated through common stockholders and directors for management expenses.

In 2018 and 2017, the Company incurred expense of $267,235 and $202,217 to entities affiliated through common stockholders and directors for marketing expenses. This includes fees of $96,000 and $78,000 paid to the President, Ron Chapman in 2018 and 2017.

In 2018 and 2017, the Company incurred expense of $192,000 and $206,315 to entities considered related parties for engineering services.

In 2018 and 2017, the Company incurred expense of $48,000 and $46,896 to entities affiliated through common stockholders and directors for technical service support.

In 2017, the Company incurred expense of $72,000 to entities affiliated through common stockholders and directors for capital raising fees.

In 2017, the Company incurred a loss on debt settlement of $20,000 to entities affiliated through common stockholders and directors.

In 2018 and 2017, the Company incurred cost of sales, comprising commissions and hardware costs, of $16,099 and $60,711 to entities affiliated through common stockholders and directors.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company has authorized capital of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a par value $0.0001. The Company as of June 30, 2016 had 131,939,482 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

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

During the year ended June 30, 2018, the Company issued a total of 322,500 shares for cash valued at $0.025 per share.

During the year ended June 30, 2018, the Company issued a total of 3,000,000 shares for cash valued at $0.018 per share.

During the year ended June 30, 2018, the Company issued a total of 250,005 shares in lieu of interest valued at $0.038 per share.

The Company as of June 30, 2018 had 161,960,376 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

As of June 30, 2018, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

Subscriptions payable

As of June 30, 2018, the Company has a total of 1,422,389 shares payable to an individual with a net value of $26,185.

Stock Options

During the year ended June 30, 2017, the Company issued stock options to acquire 341,500 shares of the Company’s common stock at a price of $0.10 per share. The term of the options is 5 years from the date of issue. The options were issued in return for capital raising services and the accounts reflect an option cost of $7,360.

NOTE 5 - INTANGIBLE ASSETS

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. The Company has provided for amortization of $90,000 in the year ended June 30, 2017 and $90,000 in the year ended June 30, 2018 on the basis that the technology has a useful life of 5 years. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOANS

Loans in the Company’s balance sheet are made up of:

1. The Company has an unsecured loan from a third party with balance outstanding at June 30, 2018 of $38,281 (June 30, 2017 $44,871). Interest is calculated at a rate of 20% per annum with interest of $8,409 and $8,694 taken up in the years ended June 30, 2018 and 2017 respectively. The Company is making principal and interest payments for the loan of $1,250 per month.

2. The Company has outstanding unsecured loans totalling $70,295 from shareholders at June 30, 2018 and 2017. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At June 30, 2018 and 2017, the Company had accumulated interest on the loans of $3,338 and $4,340 calculated at the Company’s prevailing share price. The interest will be converted, in due course, by the issue of shares of common stock. As stated in Note 4, during the year ended June 30, 2018, the Company issued a total of 250,005 shares in lieu of interest outstanding for the year ended December 31, 2017.

3. In 2018, the Company issued Convertible Notes which totalled $585,000 at June 30, 2018, to fund production of its fflya systems. Two issues were made as follows:

The first convertible note for $337,500 finances the initial 15 system shipsets. Terms of the issue are:

- Interest rate:  20% per annum, payable monthly in arrears

- Conversion price:  $0.03 per share.

- Maturity date: December 1, 2020

A second convertible note issue for $247,500 is to finance a further 11 system shipsets, on the following terms:

- Interest rate:  20% per annum, payable monthly in arrears

- Conversion price:  $0.05 per share

- Maturity date:  December 1, 2020

In return for providing system funding, each investor will receive a royalty for a period of three years on each shipset on terms to be agreed, based on the net revenue received once the systems commence operation,. To date, no systems have been installed and no royalties have been paid. None of the Notes have been converted to shares to date.

NOTE 7 - SIGNIFICANT SUBSEQUENT EVENTS

Since June 30, 2018, the Company has continued to raise capital to fund its operations through the sale of shares, and has received a total of $370,000 up to the date of this report.

There have not been any significant events since balance date, June 30, 2018 until October 25, 2019, the date of this report.

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

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2018.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2018, management performed, with the participation of our President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our President and Chief Financial Officer concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2018, were not effective due to material weaknesses resulting from our failure to 1) accurately calculate, account, monitor and review accounts resulting in late adjustment of revenue, expenses and accounts receivable; 2) segregate presentation of related-party transactions; 3) implement and monitor specific cut off procedures; 4) valuate and account for stock issuances based on market price.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2018 were not effective.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 86, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett Airesearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company grew from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 67, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 74, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 67, has been a director of the Company since its inception. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to AS-IP Tech, Inc. since inception. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of Chartered Accountants Australia & New Zealand since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2018. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2018:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2018 2017	- -	- -	$ - $ -
Ronald Chapman, President	2018 2017	- -	- -	$ 96,000 $ 78,000
Philip Shiels, Chief Financial Officer	2018 2017	- -	- -	$ 96,000 (1) $ 75,783 (1)
Graham Chappell, Director	2018 2017	- -	- -	$ - $ -

(1)Officers management fee.

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 160 Silvan Road, Wattle Glen, Vic., 3096 Australia	12,757,951	7.0%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	2,771,406	1.5%
Philip A. Shiels (4) Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	18,448,522	10.1%
Richard Lukso (5) Director 5610 Via Arbolado Tucson, AZ, 85750	2,140,000	1.2%
Eric P. van der Griend (6) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	7.8%

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
David & Beverly Chalmers (7) 10 Breaker Court Ocean Grove Vic., 3226 Australia	10,039,613	5.5%
Reginald Edward Gleeson (8) 57 Black St. Brighton Vic., 3186 Australia	12,788,471	7.0%
Roman Lohyn (9) 5 Rothesay Avenue Brighton Vic., 3186 Australia	10,500,002	5.8%
All the officers and directors as a group (4 persons)	36,117,879	19.8%

(1)Assumes 182,112,766 shares of Common Stock issued and outstanding.

(2)Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly. Mr Chapman is the managing director (president) and majority shareholder of Chapman International Pty. Ltd. holds 450,000 shares and is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 51,190 Shares. Mr. Chapman holds the power of attorney for the trustee of the Research No.1 Trust which holds 9,631,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.

(3)Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 1,940,000 shares.

(4)Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 3,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 8,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 7,000,000 shares.

(5)Richard Lukso, Chairman and a director of the Company, holds 1,140,000 shares directly and is the beneficial owner of 1,000,000 shares held by the Lukso Family Trust DTD 4/29/97.

(6)Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 shares.

(7)David and Beverly Chalmers are trustees of the Broben Superannuation Fund which holds 10,039,613 shares.

(8)Reginald Edward Gleeson is a trustee of Regsher Pty. Ltd. Superannuation Fund which owns 12,788,471 shares.

(9)Roman Lohyn is a trustee of Mostyn Superannuation Fund which owns 10,000,002 shares and a director of Roman Lohyn Pty. Ltd. which owns 500,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ron Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASiQ Pty. Ltd. ("ASiQ").

ASiQ provides technical support for the Company’s business jet program, and in the year ended June 30, 2018, received a monthly retainer plus outgoings.

Chapman International Pty. Ltd., of which Ron Chapman is a director and shareholder, was paid marketing and engineering service fees during the year ended June 30, 2018.

Shiels and Co., of which Philip Shiels is the principal, was paid management fees during the year ended June 30, 2018.

BizjetMobile LLC, the North and South American agent for BizjetMobile services and systems, is 50% owned by ASiQ.

The owner of Chapman Reid, the European and Middle East agent for BizjetMobile services and systems, is related to Ron Chapman.

Since June 30, 2017, the Company entered into a license agreement with ASiQ, under which the Company granted ASiQ the right to develop, manufacture, market and commercialize the Company’s intellectual property for global military and government applications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2017 and June 30, 2018 were $19,980 and $15,000 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2018 and 2017.

TAX FEES

No fees have been paid for income tax return preparation.

ALL OTHER FEES

There were no other fees filled for services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Dated: October 25, 2019

By:  /s/ Ronald J. Chapman

President

By:  /s/ Philip A. Shiels

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Lukso	Director	10/25/2019
Richard Lukso

/s/ Ronald J. Chapman	Director	10/25/2019
Ronald J. Chapman

/s/ Graham O. Chappell	Director	10/25/2019
Graham O. Chappell

/s/ Philip A. Shiels	Director	10/25/2019
Philip A. Shiels