Form 10-Q
period 2018-09-30
AS-IP TECH INC
filed 2019-12-16
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of December 13, 2019, there were 182,112,766 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

(UNAUDITED)

	Sep. 30, 2018	June 30, 2018

ASSETS
Current Assets
Cash	$21,427	$40,457
Accounts receivable - related parties	3,588	0

Total current assets	25,015	40,457

Intangible assets - related party, net of accumulated amortization for $250,304 as of Sept. 30, 2018 and $240,000 as of June 30, 2018	85,865	96,169

Total assets	$110,880	$136,626

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$18,080	$15,300
Related party payables	416,383	351,019
Due to related parties	228,811	228,811
Loans	719,409	696,873
Deferred revenue	3,295	2,935
Subscriptions for capital	78,060	3,500
Total current liabilities	1,464,038	1,298,438

Total liabilities	1,464,038	1,298,438

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 500,000,000 authorized, and 161,960,376 and 161,960,376 were issued and outstanding as of Sep. 30, 2018 and June 30, 2018, respectively	16,198	16,197
Additional paid-in capital	10,102,336	10,102,337
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(11,497,873)	(11,306,527)

Total stockholders' deficit	(1,353,158)	(1,161,812)

Total liabilities and stockholders' deficit	$110,880	$136,626

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Sep. 30, 2018	Three Months Ending Sep. 30, 2017

Revenue
BizjetMobile system sales - related parties	-	21,990
BizjetMobile service fees - related parties	12,801	28,809
Total revenue	12,801	50,799

Cost of sales - related parties	2,153	13,631
Gross Profit	10,648	37,168

Operating expenses:
Accounting and auditing	120	15
Advertising and promotion - related party	-	1,405
Amortization of capitalized termination fee to a related party	10,304	22,500
Banking	1,764	831
Capital raising costs	-	1,148
Communications data	2,643	-
Communications data - related party	3,148	17,576
Consumables - related party	577	-
Corporate administration	440	737
Engineering services - related party	48,000	48,000
Freight - related party	50	-
Marketing - related party	31,697	49,525
Officers management fees	24,000	24,000
Office expenses, rent, utilities	66	1,226
Technical service support - related party	12,000	12,000
Trade shows	30,971	13,088
Travel	-	2,458
Total operating expenses	165,780	194,509

Loss from operations	(155,132)	(157,341)

Other (income) expense:
Interest	31,496	5,135
Interest - related party	4,718	4,248
Total Other (income) expense	36,214	9,383

Net profit (loss)	(191,346)	(166,724)

Net loss per share - (Basic)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	161,960,376	161,387,871

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balance @ 30 Jun. 2017	-	-	158,387,871	15,841	10,031,018	26,186	(5)	(10,299,659)	(226,619)
Issue of shares for cash	-	-	3,000,000	300	53,700	-	-	-	54,000
Net Loss for 3 months ended 30 Sep. 2017	-	-	-	-	-	-	-	(166,724)	(166,724)
Balance @ 30 Sep. 2017	-	-	161,387,871	16,141	10,084,718	26,186	(5)	(10,466,383)	(339,343)

Balance @ 30 Jun. 2018	-	-	161,960,376	16,197	10,102,337	26,186	(5)	(11,306,527)	(1,161,812)
Net Loss for 3 months ended 30 Sep. 2018	-	-	-	-	-	-	-	(191,346)	(191,346)
Balance @ 30 Sep. 2018	-	-	161,960,376	16,197	10,102,337	26,186	(5)	(11,497,873)	(1,353,158)

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending Sept. 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(191,346)	$(166,724)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortisation of intangibles	10,304	22,500
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	2,780	8,052
Increase (Decrease) in related party payables	65,364	28,933
Increase (Decrease) in deferred revenue	360	(1,437)
Decrease (Increase) in accounts receivable	(3,588)	(103)
Decrease (Increase) in prepaid expenses	-	2,753
Net cash used in operating activities	(116,126)	(106,026)

Cash flows from financing activities:
Loans from unrelated parties	22,536	-
Advances from unrelated party		1,385
Proceeds from issuance of common stock	74,560	54,000
Net cash provided by financing activities	97,096	55,385

Net Increase/(Decrease) in cash	(19,030)	(50,641)

Cash, beginning of period	40,457	56,569
Cash, end of period	$21,427	$5,928

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2018.

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

Such estimates and assumptions impact, among others, the collectability of accounts receivables, valuation allowance for deferred tax assets due to continuing and expected future losses, and share-based payments.

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

Earnings (Loss) Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

As of September 30, 2018 and 2017, the allowance for doubtful account balances are $0. The bad debt expense, including the direct written-off accounts receivables, incurred for the three months ended September 30, 2018 and September 30, 2017 respectively was $0.

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

Income taxes

The Company accounts for its income taxes in accordance with FASB ASC Topic 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Revenue Recognition

The Company recognizes revenue from the sales of goods and services under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company has adopted the modified retrospective method for recording revenue. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended September 30, 2018 and 2017.

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

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. Management believes that actions presently being taken to obtain additional funding provides the additional opportunity for the Company to continue as a going concern for the next twelve months after these financial statements are issued. However, there is no assurance of additional funding being available or on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3. Related Party Transactions

As of September 30, 2018 and June 30, 2018, the Company has recorded as “related party payables”, $416,383 and $351,019, respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ending September 30, 2018 and September 30, 2017, the Company recorded Interest - related party of $4,718 and $4,248 respectively.

As of September 30, 2018 and June 30, 2018, the Company had “due to related parties” of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

As of September 30, 2018 and June 30, 2018, the Company had “Accounts receivable - related parties” of $3,588 and $0 due from entities affiliated through common stockholders and directors.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property, and as a result, wrote off $113,832 as a loss of impairment. As of September 30, 2018 and June 30, 2018, the Company has accumulated $250,304 and $240,000 respectively for amortization of the value of the intellectual property.

In the three months ended September 30, 2018 and September 30, 2017 respectively, the Company recorded revenue of $12,801 and $28,809 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the three months ended September 30, 2018 and September 30, 2017 respectively, the Company recorded revenue of $0 and $21,990 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended September 30, 2018 and September 30, 2017 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended September 30, 2018 and September 30, 2017 respectively, the Company incurred marketing expense of $31,697 and $49,525 to entities affiliated through common stockholders and directors.

In the three months ended September 30, 2018 and September 30, 2017 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended September 30, 2018 and September 30, 2017 respectively, the Company incurred cost of sales, comprising commissions of $2,153 and $11,544, and hardware cost of sales, of $0 and $2,087 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended September 30, 2017 and September 30, 2017 respectively, the Company incurred engineering service costs of $48,000 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

During the three-month period ended September 30, 2018, the Company did not issue any shares of common stock.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Loans in the Company’s balance sheet is made up of:

1.  The Company has an unsecured loan from a third party with balance outstanding at September 30, 2018 of $36,401 (June 30, 2018 $38,281). Interest is calculated at a rate of 20% per annum with interest of $1,871 and $2,206 taken up in the three months ended September 30, 2018 and September 30, 2017 respectively. The Company is making principal and interest payments for the loan of $1,250 per month, which will increase when cash flow allows.

2.  The Company has outstanding unsecured loans totalling $70,295 from shareholders at September 30, 2018 and June 30, 2018. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At September 30, 2018, the Company had accumulated interest on the loans of $5,213 calculated at the Company’s prevailing share price, which included $1,875 for the three months ended September 30, 2018. The interest will be converted to shares of common stock as stated above.

3.  In 2018, the Company issued Convertible Notes which totalled $607,500 at September 30, 2018 (balance at June 30, 2018 $585,000) to fund production of its fflya systems. Two issues were made as follows:

The first convertible note for $337,500 finances the initial 15 system shipsets. Terms of the issue are:

•Interest rate:  20% per annum, payable monthly in arrears

•Conversion price:  $0.03 per share.

•Maturity date: December 1, 2020

A second convertible note issue for $270,000 is to finance a further 12 system shipsets, on the following terms:

•Interest rate:  20% per annum, payable monthly in arrears

•Conversion price:  $0.05 per share

•Maturity date:  December 1, 2020

In return for providing system funding, each investor will receive a royalty for a period of three years on each shipset on terms to be agreed, based on the net revenue received once the systems commence operation,. To date, no systems have been installed and no royalties have been paid. None of the Notes have been converted to shares to date.

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $250,304 up to June 30, 2018 and $10,304 in the three months ended September 30, 2018.

Note 8. Subsequent Events

Since September 30, 2018, the Company has continued to raise capital to fund its operations through the sale of shares and has received a total of $483,000 up to the date of this report.

There have not been any significant events since balance date, September 30, 2018 until the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission. These statements may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could”, “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect.  Actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  The company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with the accompanying financial statements for the three months ended September 30, 2018 and the Form 10-K for the fiscal year ended June 30, 2018.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

In the three months period ended September 30, 2018, the Company recorded revenue of $12,801, compared to revenue of $50,799 in the corresponding three month period ended September 30, 2017. After Cost of Sales of $2,153, the Company had a Gross Profit of $10,648 in the three months ended September 30, 2018. In the three months ended September 30, 2017, the Company recorded Cost of Sales of $13,631, which resulted in a Gross Profit of $37,168.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $165,780 in the three months ended September 30, 2018 and $194,509 in the three months ended September 30, 2017. Main components are engineering, management, marketing and trade show expenses. In the three months ended September 30, 2018, the Company recorded an Operating Loss of $155,132 compared to an Operating Loss of $157,341 in the three months ended September 30, 2017.

The development and marketing costs have been funded in part through interest bearing convertible notes and as a result the Company’s interest expense increased from $9,383 in the three months ended September 30, 2017 to $36,214 in the three months ended September 30, 2018. This resulted in Net Losses of $191,346 and $166,724 in the three months ended September 30, 2018 and 2017 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $40,457 at June 30, 2018 to $21,427 at September 30, 2018.

The Company reported revenue of $12,801 in the three months ending September 30, 2018 compared to $50,799 in the three-month period ending September 30, 2017. The Company incurred a net loss of $155,132 from operating activities for the three months to September 30, 2018, compared to a net loss of $157,341 from operating activities for the three months to September 30, 2017. Net cash used in operating activities for the three months ended September 30, 2018 was $116,126 compared to $106,026 during the three months ended September 30, 2017. Operating cash requirement in the three months ended September 30, 2017 was reduced through increased related party payables.

The cash flow of the Company from financing activities for the three months ending September 30, 2018 was $97,096 as a result of proceeds from issue of common stock and loans from unrelated parties to fund the development and marketing of the fflya and CrewX products. In the three months ended September 30, 2017, the cash flow from financing activities was $55,385 from issue of common stock.

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

Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are ineffective and have material weaknesses as set out in the June 30, 2018 Form 10-K, such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2018. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2018:

Nil

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	December 13, 2019
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	December 13, 2019
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	December 13, 2019
Graham O. Chappell