Form 10-Q
period 2018-12-31
AS-IP TECH INC
filed 2019-12-20
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of December 20, 2019, there were 182,112,766 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

(UNAUDITED)

	Dec. 31, 2018	June 30, 2018

ASSETS
Current Assets
Cash	$11,512	$40,457
Total current assets	11,512	40,457

Intangible assets - related party, net of accumulated amortization for $260,607 as of Dec. 31, 2018 and $240,000 as of June 30, 2018	75,561	96,169

Total assets	$87,073	$136,626

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$55,784	$15,300
Related party payables	449,894	351,019
Due to related parties	228,811	228,811
Loans	718,702	696,873
Deferred revenue	2,696	2,935
Subscriptions for capital	8,150	3,500
Total current liabilities	1,464,037	1,298,438

Total liabilities	1,464,037	1,298,438

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 500,000,000 authorized, and 170,479,543 and 161,960,376 were issued and outstanding as of Dec. 31, 2018 and June 30, 2018, respectively	17,050	16,197
Additional paid-in capital	10,267,481	10,102,337
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(11,687,676)	(11,306,527)

Total stockholders' deficit	(1,376,964)	(1,161,812)

Total liabilities and stockholders' deficit	$87,073	$136,626

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending December 31,		Six Months Ending December 31,
	2018	2017	2018	2017
Revenue
BizjetMobile system sales - related parties	$29,970	$-	$29,970	21,990
BizjetMobile service fees - related parties	11,699	25,244	24,500	54,054
Total revenue	41,669	25,244	54,470	76,044

Cost of sales - related parties	17,583	4,818	19,736	18,450
Gross Profit	24,086	20,426	34,734	57,594

Operating expenses:
Selling, general and administrative expenses	9,948	23,234	45,953	55,271
Advertising and promotion - related party	-	4,536	-	4,536
Amortization of capitalized termination fee to a related party	10,304	22,500	20,608	45,000
Communications data - related party	3,448	6,120	6,596	11,419
Consumables - related party	-	2,519	576	2,519
Engineering services - related party	36,000	48,000	84,000	96,000
Freight - related party	12	-	62	-
Marketing - related party	62,027	52,530	93,724	102,055
Officers management fees	24,000	24,000	48,000	48,000
Technical service support - related party	12,000	12,000	24,000	24,000
Total operating expenses	157,739	195,439	323,519	388,800

Loss from operations	(133,653)	(175,013)	(288,785)	(331,206)

Other (income) expense:
Capital raising costs	7,437	-	7,438	1,148
Interest	43,919	4,537	75,414	9,672
Interest - related party	4,794	4,447	9,512	8,695
Total Other (income) expense	56,150	8,984	92,364	19,515

Net profit (loss)	(189,803)	(183,997)	(381,149)	(350,721)

Net loss per share - (Basic)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	164,941,398	161,329,664	163,442,829	159,875,072

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balance @ 30 Jun. 2017	-	-	158,387,871	15,841	10,031,018	26,186	(5)	(10,299,659)	(226,619)
Issue of shares for cash	-	-	3,000,000	300	53,700	-	-	-	54,000
Net Loss for 3 months ended 30 Sep. 2017	-	-	-	-	-	-	-	(166,724)	(166,724)
Balance @ 30 Sep. 2017	-	-	161,387,871	16,141	10,084,718	26,186	(5)	(10,466,383)	(339,343)

Issue of shares for cash	-	-	322,500	32	8,030	-	-	-	8,062
Net Loss for 3 months ended 31 Dec. 2017	-	-	-	-	-	-	-	(183,997)	(183,997)
Balance @ 31 Dec. 2017	-	-	161,710,371	16,173	10,092,748	26,186	(5)	(10,650,380)	(515,278)

Balance @ 30 Jun. 2018	-	-	161,960,376	16,197	10,102,337	26,186	(5)	(11,306,527)	(1,161,812)
Net Loss for 3 months ended 30 Sep. 2018	-	-	-	-	-	-	-	(191,346)	(191,346)
Balance @ 30 Sep. 2018	-	-	161,960,376	16,197	10,102,337	26,186	(5)	(11,497,873)	(1,353,158)

Issue of shares for cash	-	-	8,181,111	818	157,742	-	-	-	158,560
Issue of shares for services	-	-	338,056	34	7,403	-	-	-	7,437
Net Loss for 3 months ended 31 Dec. 2018	-	-	-	-	-	-	-	(189,803)	(189,803)
Balance @ 31 Dec. 2018	-	-	170,479,543	17,050	10,267,481	26,186	(5)	(11,687,676)	(1,376,964)

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(381,149)	$(350,721)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortisation of intangibles	20,608	45,000
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	40,484	12,767
Increase (Decrease) in related party payables	98,875	46,017
Increase (Decrease) in deferred revenue	(239)	(2,874)
Decrease (Increase) in accounts receivable	-	20,154
Decrease (Increase) in prepaid expenses	-	(12,639)
Net cash used in operating activities	(221,421)	(242,296)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Loans from unrelated parties	21,829	2,172
Advances from unrelated party	-	472,279
Proceeds from issuance of common stock	165,997	62,062
Funds received pending issue of shares	4,650	-
Net cash provided by financing activities	192,476	536,513

Net Increase/(Decrease) in cash	(28,945)	294,217

Cash, beginning of period	40,457	56,569
Cash, end of period	$11,512	$350,786

Supplemental disclosure of cash flow information:
Cash paid for income tax	-	-
Cash paid for interest	$84,926	$18,367

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

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

As of December 31, 2018 and 2017, the allowance for doubtful account balances are $0. The bad debt expense, including the direct written-off accounts receivables, incurred for the three months ended December 31, 2018 and December 31, 2017 respectively was $0.

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

Revenue Recognition

The Company recognizes revenue from the sales of goods and services under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company has adopted the modified retrospective method for recording revenue. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended December 31, 2018 and 2017.

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

Note 3. Related Party Transactions

As of December 31, 2018 and June 30, 2018, the Company has recorded as "related party payables", $449,894 and $351,019, respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended December 31, 2018 and December 31, 2017, the Company recorded Interest - related party of $4,794 and $4,447 respectively. In the six months ended December 31, 2018 and December 31, 2017, the Company recorded Interest - related party of $9,512 and $8,695 respectively.

As of December 31, 2018 and June 30, 2018, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property, and as a result, wrote off $113,832 as a loss of impairment. As of December 31, 2018 and June 30, 2018, the Company has accumulated $260,607 and $240,000 respectively for amortization of the value of the intellectual property.

In the three months ended December 31, 2018 and December 31, 2017 respectively, the Company recorded revenue of $11,699 and $25,244 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company recorded revenue of $24,500 and $54,054 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the three months ended December 31, 2018 and December 31, 2017 respectively, the

Company recorded revenue of $29,970 and $0 from entities affiliated through common stockholders and directors for BizjetMobile system sales. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company recorded revenue of $29,970 and $21,990 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred expenses of approximately $48,000 and $48,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred marketing expense of $62,027 and $52,530 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred marketing expense of $93,724 and $102,055 to entities affiliated through common stockholders and directors.

In the three months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred expense of $24,000 and $24,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred cost of sales, comprising commissions of $11,323 and $4,818, and hardware cost of sales, of $6,260 and $0 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred cost of sales, comprising commissions of $13,475 and $16,363, and hardware cost of sales, of $6,260 and $2,087 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred engineering service costs of $36,000 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company incurred engineering service costs of $84,000 and $96,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

During the six-month period ended December 31, 2018, the Company issued 8,181,111 shares of common stock for cash and 338,056 shares of common stock for services.

The Company has Subscriptions payable of $26,186 which represents 1,422,389 shares of common stock to be issued when directed.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Loans in the Company’s balance sheet is made up of:

1.  The Company has an unsecured loan from a third party with balance outstanding at December 31, 2018 of $34,426 (June 30, 2018 $38,281). Interest is calculated at a rate of 20% per annum with interest of $1,775 and $2,128 taken up in the three months ended December 31, 2018 and December 31, 2017 respectively. In the six months ended December 31, 2018 and December 31, 2017 respectively, the Company took up interest of $3,646 and $4,334. The Company is making principal and interest payments for the loan of $1,250 per month, which will increase when cash flow allows.

2.  The Company has outstanding unsecured loans totalling $70,295 from shareholders at December 31, 2018 and June 30, 2018. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At December 31, 2018, the Company had accumulated interest on the loans of $6,481 calculated at the Company’s prevailing share price, which included $1,269 for the three months ended December 31, 2018. The interest will be converted to shares of common stock as stated above.

3.  In 2018, the Company issued Convertible Notes which totalled $607,500 at December 31, 2018 (balance at June 30, 2018 $585,000) to fund production of its fflya systems. Two issues were made as follows:

The first convertible note for $337,500 finances the initial 15 system shipsets. Terms of the issue are:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.03 per share.

-Maturity date: December 1, 2020

A second convertible note issue for $270,000 is to finance a further 12 system shipsets, on the following terms:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.05 per share

-Maturity date:  December 1, 2020

In return for providing system funding, each investor will receive a royalty for a period of three years on each shipset on terms to be agreed, based on the net revenue received once the systems commence operation,. To date, no systems have been installed and no royalties have been paid. None of the Notes have been converted to shares to date.

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $240,000 up to June 30, 2018 and $260,607 at December 31, 2018.

Note 8. Subsequent Events

Since December 31, 2018, the Company has continued to raise capital to fund its operations through the sale of shares and has received a total of $483,000 up to the date of this report.

There have not been any significant events since balance date, December 31, 2018 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three and six months ended December 31, 2018 and the Form 10-K for the fiscal year ended June 30, 2018.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2017

In the three months period ended December 31, 2018, the Company recorded revenue of $41,669, compared to revenue of $25,244 in the corresponding three month period ended December 31, 2017. After Cost of Sales of $17,583, the Company had a Gross Profit of $24,086 in the three months ended December 31, 2018. In the three months ended December 31, 2017, the Company recorded Cost of Sales of $4,818, which resulted in a Gross Profit of $20,426.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $157,739 in the three months ended December 31, 2018 and $195,439 in the three months ended December 31, 2017. Main components are engineering, management and marketing expenses. In the three months ended December 31, 2018, the Company recorded an Operating Loss of $133,653 compared to an Operating Loss of $175,013 in the three months ended December 31, 2017.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, which also included capital raising costs, increased from $8,984 in the three months ended December 31, 2017 to $56,150 in the three months ended December 31, 2018. This resulted in Net Losses of $189,803 and $183,997 in the three months ended December 31, 2018 and 2017 respectively.

SIX MONTHS ENDED DECEMBER 31, 2018 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2017

In the six month period ended December 31, 2018, the Company recorded revenue of $54,470, compared to revenue of $76,044 in the corresponding six month period ended December 31, 2017. After Cost of Sales of $19,736, the Company had a Gross Profit of $34,734. In the six months ended December 31, 2017, the Company recorded Cost of Sales of $18,450, which resulted in a Gross Profit of $57,594.

The Company’s operating costs decreased from $388,800 in the six months ended December 31, 2017 to $323,519 in the six months ended December 31, 2018. Main components of operating expenses are engineering, management, marketing and trade show expenses. In the six months ended December 31, 2018, the Company recorded an Operating Loss of $288,785 compared to an Operating Loss of $331,206 in the six months ended December 31, 2017.

The development and marketing costs have been funded in part through interest bearing convertible notes.  As a result, the Company’s Other Expenses, which also included capital raising costs, increased from $19,515 in the six months ended December 31, 2017 to $92,364 in the six months ended December 31, 2018. This resulted in Net Losses of $381,149 and $350,721 in the six months ended December 31, 2018 and 2017 respectively

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $40,457 at June 30, 2018 to $11,512 at December 31, 2018.

The Company reported revenue of $54,470 in the six months ended December 31, 2018 compared to $76,044 in the six month period ended December 31, 2017. The Company incurred a net loss of $288,785 from operating activities for the six months to December 31, 2018, compared to a net loss of $331,206 from operating activities for the six months to December 31, 2017. Net cash used in operating activities for the six months ended December 31, 2018 was $221,421 compared to $242,296 during the six months ended December 31, 2017. Operating cash requirement in the six months ended December 31, 2018 was reduced through increased related party payables.

The cash flow of the Company from financing activities for the six months ended December 31, 2018 was $192,476 as a result of proceeds from issue of common stock and loans from unrelated parties to fund the development and marketing of the fflya and CrewX products. In the six months ended December 31, 2017, the cash flow from financing activities was $536,513 of advances from unrelated parties and from issue of common stock.

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

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2018. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2018:

Nil

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	December 20, 2019
Richard Lukso

By: /s/ Ronald J. Chapman	Director	December 20, 2019
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	December 20, 2019
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	December 20, 2019
Graham O. Chappell