Form 10-Q
period 2019-03-31
AS-IP TECH INC
filed 2019-12-23
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of December 23, 2019, there were 182,112,766 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

BALANCE SHEETS

(UNAUDITED)

	Mar. 31, 2019	June 30, 2018

ASSETS
Current Assets
Cash	$2,171	$40,457
Total current assets	2,171	40,457

Intangible assets - related party, net of accumulated amortization for $270,911 as of Mar. 31, 2019 and $240,000 as of June 30, 2018	65,257	96,169

Total assets	$67,428	$136,626

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$29,886	$15,300
Related party payables	444,283	351,019
Due to related parties	228,811	228,811
Loans	717,821	696,873
Deferred revenue	10,630	2,935
Subscriptions for capital	-	3,500
Total current liabilities	1,431,431	1,298,438

Total liabilities	1,431,431	1,298,438

Commitment and contingencies (Note 5)

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 182,112,766 and 161,960,376 were issued and outstanding as of Mar. 31, 2019 and June 30, 2018, respectively	18,213	16,197
Additional paid-in capital	10,493,216	10,102,337
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(11,901,613)	(11,306,527)

Total stockholders' deficit	(1,364,003)	(1,161,812)

Total liabilities and stockholders' deficit	$67,428	$136,626

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending March 31,		Nine Months Ending March 31,
	2019	2018	2019	2018
Revenue
BizjetMobile system sales - related parties	$-	$-	$29,970	21,990
BizjetMobile service fees - related parties	8,224	20,803	32,724	74,857
Total revenue	8,224	20,803	62,694	96,847

Cost of sales - related parties	4,130	4,578	23,866	23,028
Gross Profit	4,094	16,225	38,828	73,819

Operating expenses:
Selling, general and administrative expenses	29,444	41,737	75,397	94,214
Advertising and promotion - related party	-	-	-	4,536
Amortization of capitalized termination fee to a related party	10,304	22,500	30,912	67,500
Communications data - related party	5,981	6,837	12,577	18,255
Consumables - related party	470	-	1,046	5,535
Engineering services - related party	48,000	48,000	132,000	144,000
Freight - related party	1,432	1,245	1,494	1,245
Marketing - related party	47,938	80,454	141,662	182,509
Officers management fees	24,000	24,000	72,000	72,000
Technical service support - related party	12,000	12,000	36,000	36,000
Trade shows - related party	3,196	-	3,196	-
Total operating expenses	182,765	236,773	506,284	625,794

Loss from operations	(178,671)	(220,548)	(467,456)	(551,975)

Other (income) expense:
Capital raising costs	5,400	-	12,837	1,148
Interest	24,994	36,424	100,409	46,096
Interest - related party	4,872	4,568	14,384	13,263
Total Other (income) expense	35,266	40,992	127,630	60,507

Net profit (loss)	(213,937)	(261,540)	(595,086)	(612,482)

Net loss per share - (Basic)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	174,473,953	161,710,371	167,672,941	159,888,901

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balance @ 30 Jun. 2017	-	-	158,387,871	15,841	10,031,018	26,186	(5)	(10,299,659)	(226,619)
Issue of shares for cash	-	-	3,000,000	300	53,700	-	-	-	54,000
Loss for 3 months ended 30 Sep. 2017	-	-	-	-	-	-	-	(166,724)	(166,724)
Balance @ 30 Sep. 2017	-	-	161,387,871	16,141	10,084,718	26,186	(5)	(10,466,383)	(339,343)

Issue of shares for cash	-	-	322,500	32	8,030	-	-	-	8,062
Loss for 3 months ended 31 Dec. 2017	-	-	-	-	-	-	-	(184,218)	(184,218)
Balance @ 31 Dec. 2017	-	-	161,710,371	16,173	10,092,748	26,186	(5)	(10,650,601)	(515,499)

Loss for 3 months ended 31 Mar. 2018	-	-	-	-	-	-	-	(261,540)	(261,540)
Balance @ 31 Mar. 2018	-	-	161,960,376	16,173	10,092,748	26,186	(5)	(10,912,141)	(777,039)

Balance @ 30 Jun. 2018	-	-	161,960,376	16,198	10,102,336	26,186	(5)	(11,306,527)	(1,161,812)
Net Loss for 3 months ended 30 Sep. 2018	-	-	-	-	-	-	-	(191,346)	(191,346)
Balance @ 30 Sep. 2018	-	-	161,960,376	16,198	10,102,336	26,186	(5)	(11,497,873)	(1,353,158)

Issue of shares for cash	-	-	8,181,111	818	157,742	-	-	-	158,560
Issue of shares for services	-	-	338,056	34	7,403	-	-	-	7,437
Net Loss for 3 months ended 31 Dec. 2018	-	-	-	-	-	-	-	(189,803)	(189,803)
Balance @ 31 Dec. 2018	-	-	170,479,543	17,050	10,267,481	26,186	(5)	(11,687,676)	(1,376,964)

Issue of shares for cash	-	-	6,874,889	687	123,061	-	-	-	123,748
Issue of shares for convertible note interest	-	-	1,958,334	196	35,054	-	-	-	35,250
Issue of shares for services	-	-	300,000	30	5,370	-	-	-	5,400
Issue of shares for debt	-	-	2,500,000	250	62,250	-	-	-	62,500
Net Loss for 3 months ended 31 Mar. 2019	-	-						(213,937)	(213,937)
Balance @ 31 Mar. 2019	-	-	182,112,766	18,213	10,493,216	26,186	(5)	(11,901,613)	(1,364,003)

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(595,086)	$(612,482)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortisation of intangibles	30,912	67,500
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	14,586	21,864
Increase (Decrease) in related party payables	93,264	51,529
Increase (Decrease) in deferred revenue	7,695	(4,312)
Decrease (Increase) in accounts receivable	-	13,977
Decrease (Increase) in prepaid expenses	-	(514)
Net cash used in operating activities	(448,629)	(462,438)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Loans from unrelated parties	20,948	542,057
Proceeds from issuance of common stock	392,895	62,062
Funds received pending issue of shares	(3,500)	-
Net cash provided by financing activities	410,343	604,119

Net Increase/(Decrease) in cash	(38,286)	141,681

Cash, beginning of period	40,457	56,569
Cash, end of period	$2,171	$198,250

Supplemental disclosure of cash flow information:
Stock issued for payables conversion	62,500	-
Cash paid for income tax	-	-
Cash paid for interest	$46,972	$46,096

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

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

As of March 31, 2019 and June 30, 2018, the allowance for doubtful account balances are $0. The bad debt expense, including the direct written-off accounts receivables, incurred for the three and nine months ended March 31, 2019 and March 31, 2018 respectively was $0.

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

Revenue Recognition

The Company recognizes revenue from the sales of goods and services under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company has adopted the modified retrospective method for recording revenue. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended March 31, 2019 and 2018.

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

Note 3. Related Party Transactions

As of March 31, 2019 and June 30, 2018, the Company has recorded as "related party payables", $444,283 and $351,019, respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended March 31, 2019 and March 31, 2018, the Company recorded Interest - related party of $4,872 and $4,568 respectively. In the nine months ended March 31, 2019 and March 31, 2018, the Company recorded Interest - related party of $14,384 and $13,263 respectively.

As of March 31, 2019 and June 30, 2018, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property, and as a result, wrote off $113,832 as a loss of impairment. As of March 31, 2019 and June 30, 2018, the Company has accumulated $270,911 and $240,000 respectively for amortization of the value of the intellectual property.

In the three months ended March 31, 2019 and March 31, 2018 respectively, the Company recorded revenue of $8,224 and $20,803 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company recorded revenue of $32,724 and $74,857 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company recorded revenue of

$29,970 and $21,990 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred expenses of approximately $72,000 and $72,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred marketing expense of $47,938 and $80,454 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred marketing expense of $141,662 and $182,509 to entities affiliated through common stockholders and directors.

In the three months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred expense of $36,000 and $36,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred cost of sales of commissions of $4,130 and $4,578 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred cost of sales, comprising commissions of $17,606 and $20,941, and hardware cost of sales, of $6,260 and $2,087 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred engineering service costs of $48,000 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company incurred engineering service costs of $132,000 and $144,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

During the nine month period ended March 31, 2019, the Company issued 15,056,000 shares of common stock for cash, 1,958,334 shares of common stock for convertible note interest, 638,056 shares of common stock for services and 2,500,000 shares in exchange for debt.

The Company has Subscriptions payable of $26,186 which represents 1,422,389 shares of common stock to be issued when directed.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Loans in the Company’s balance sheet is made up of:

1.  The Company has an unsecured loan from a third party with balance outstanding at March 31, 2019 of $32,350 (June 30, 2018 $38,281). Interest is calculated at a rate of 20% per annum with interest of $1,674 and $2,048 taken up in the three months ended March 31, 2019 and March 31, 2018 respectively. In the nine months ended March 31, 2019 and March 31, 2018 respectively, the Company took up interest of $5,320 and $6,382. The Company is making principal and interest payments for the loan of $1,250 per month, which will increase when cash flow allows.

2.  The Company has outstanding unsecured loans totalling $70,295 from shareholders at March 31, 2019 and June 30, 2018. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At March 31, 2019 the Company had accumulated interest on the loans of $7,675 calculated at the Company’s prevailing share price, which included $1,194 for the three months ended March 31, 2019. The interest will be converted to shares of common stock as stated above.

3.  In 2018, the Company issued Convertible Notes which totalled $607,500 at March 31, 2019 (balance at June 30, 2018 $585,000) to fund production of its fflya systems. Two issues were made as follows:

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

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $240,000 up to June 30, 2018 and $270,911 at March 31, 2019.

Note 8. Subsequent Events

Since March 31, 2019, the Company has continued to raise capital to fund its operations through the sale of shares and has received a total of $483,000 up to the date of this report.

There have not been any significant events since balance date, March 31, 2019 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three and nine months ended March 31, 2019 and the Form 10-K for the fiscal year ended June 30, 201.

RESULTS AND PLAN OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31 2018

In the three months period ended March 31, 2019, the Company recorded revenue of $8,224, compared to revenue of $20,803 in the corresponding three month period ended March 31, 2018. After Cost of Sales of $4,130, the Company had a Gross Profit of $4,094 in the three months ended March 31, 2019. In the three months ended March 31, 2018, the Company recorded Cost of Sales of $4,578, which resulted in a Gross Profit of $16,225.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $182,765 in the three months ended March 31, 2019 and $236,773 in the three months ended March 31, 2018. Main components are engineering, management, marketing and trade show expenses. In the three months ended March 31, 2019, the Company recorded an Operating Loss of $178,671 compared to an Operating Loss of $220,548 in the three months ended March 31, 2018.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, which also included capital raising costs, were $35,266 and $40,992 in the three months ended March 31, 2019 and 2018 respectively. This resulted in Net Losses of $213,937 and $261,540 in the three months ended March 31, 2019 and 2018 respectively.

NINE MONTHS ENDED MARCH 31, 2019 COMPARED TO NINE MONTHS ENDED MARCH 31, 2018

In the nine month period ended March 31, 2019, the Company recorded revenue of $62,694, compared to revenue of $96,847 in the corresponding nine month period ended March 31, 2018. After Cost of Sales of $23,866, the Company had a Gross Profit of $38,828. In the nine months ended March 31, 2018, the Company recorded Cost of Sales of $23,028, which resulted in a Gross Profit of $73,819.

The Company’s operating costs decreased from $625,794 in the nine months ended March 31, 2018 to $506,284 in the nine months ended March 31, 2019. Main components of operating expenses are engineering, management, marketing and trade show expenses. In the nine months ended March 31, 2019, the Company recorded an Operating Loss of $467,456 compared to an Operating Loss of $551,975 in the nine months ended March 31, 2018.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, which also included capital raising costs, increased from $60,507 in the nine months ended March 31, 2018 to $127,629 in the nine months ended March 31, 2018. This resulted in Net Losses of $595,086 and $612,482 in the nine months ended March 31, 2019 and 2018 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance decreased from $40,457 at June 30, 2018 to $2,171 at March 31, 2019.

The Company reported revenue of $62,694 in the nine months ended March 31, 2019 compared to $96,847 in the nine month period ended March 31, 2018. The Company incurred a net loss of $467,456 from operating activities for the nine months to March 31, 2019, compared to a net loss of $551,975 from operating activities for the nine months to March 31, 2018. Net cash used in operating activities for the nine months ended March 31, 2019 was $448,629 compared to $462,438 during the nine months ended March 31, 2018. Operating cash requirement in the nine months ended March 31, 2019 was reduced through increased related party payables.

The cash flow of the Company from financing activities for the nine months ended March 31, 2019 was $410,343 as a result of proceeds from issue of common. In the nine months ended March 31, 2018, the cash flow from financing activities was $604,119 of advances from unrelated parties, subsequently converted to convertible notes, and from issue of common stock.

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

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2019. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2019:

Nil

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	December 23, 2019
Richard Lukso

By: /s/ Ronald J. Chapman	Director	December 23, 2019
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	December 23, 2019
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	December 23, 2019
Graham O. Chappell