Form 10-K
period 2019-06-30
AS-IP TECH INC
filed 2020-01-21
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended JUNE 30, 2019

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of December 31, 2018, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.02 on that date) was approximately $2,561,850.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at January 21, 2020:

Common Stock, par value $0.0001 per share, 182,112,766

Documents incorporated by reference: None

ii

iii

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

BizjetMobile and fflya leverage off the existing Inmarsat & Iridium satellites, but will be further enhanced by Next Generation Iridium satellites and Iridium Certus for aviation.

The Company has completed 82 BizjetMobile installations to date, operating across Asia Pacific, the America’s, Europe and the Middle East.

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

On the fflya airline program, the Company recently announced via a Form 8-K that it has licensed PT. Jalin Angkasa Indonesia (JAI) as the exclusive marketing arm for Indonesia and Malaysia.

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

Competition

In the United States, the market is dominated GOGO Inc. (formally Aircell). GOGO’s system connects passenger devices via Wi-Fi, having implemented an exclusive terrestrial wireless network across the United States for transmission off the aircraft. As of June 30, 2019, GOGO had 3,143 airliners, the majority of equipped aircraft being United, American and Delta Airlines. GOGO also has 5,527domestic business jets connected to its system.

A further 5,043 aircraft are equipped with the Aircell (division of GOGO) Iridium satellite telephone systems. These are legacy satellite systems and GOGO Biz Services cannot be delivered by Iridium. Several BizjetMobile customers are connected via the Aircell Iridium systems.

Internationally, major Wi-Fi industry players dominate the inflight Wi-Fi airlines business. They are Panasonic (which recently announced a marketing agreement with INMARSAT), GOGO Inc., GEE, Thales, VIASAT and INMARSAT.

Panasonic, GEE, Thales and GOGO Inc. are resellers of satellite services, whereas VIASAT and INMARSAT are satellite owner-operators. The primary market for all four vendors is predominantly Tier 1 airlines and national flag carriers. These airlines provide business travellers with an adequate level of Internet connectivity at a cost per flight similar to the daily rate of many 5-star hotels. In the many cases, first and business class passengers receive this service free of charge.

Equipment, installation and certification costs on Wi-Fi platforms are substantial and where possible, most airlines will exercise the option to have it factory installed on new aircraft. Approximately 25% of the world’s airlines are currently equipped with inflight Wi-Fi, the majority of which are either in the U.S.A or are long haul wide body Boeing and Airbus aircraft. Recent forecasts suggest that half of the world’s airlines will be fully equipped by 2025.

The challenge for the Company to compete, is to target the remaining market and create a platform and business model that eliminates the financial risk, generates new revenue, enhances the passenger experience, and removes the high operational/user costs associated with heavy and expensive Wi-Fi platforms.

The Company meets these challenges with a platform that is 95% lighter and cheaper and controlled by a proprietary gateway protocol that is up to 90% more efficient in delivering today’s mobile App-based communications. This creates the ability to deliver a sponsored free texting service and generate new revenue from multiple inflight e-commerce opportunities. AS-IP’s unique technology targets the Low Cost Airline sector (LCA’s). LCA’s represent approximately 50% of the airline world, flying mainly Boeing B737 and Airbus A320 series aircraft and carry around 2 Billion disconnected leisure passengers.

To deliver Wi-Fi into aircraft, all existing aviation internet providers rely on Geostationary Satellites (GEO’s).  GEO’s orbit 36,000 kilometres above the equator. This creates signal latency up to 10 times greater than a mobile phone network. As a result, internet speed usually ranges between 12-15 Mbps per aircraft which is why there are constant complaints about the level of service.

As on average, only 6% of passengers will pay for inflight Wi-Fi, major airlines are prepared to offer this limited capability to satisfy their frequent and business flyers.  In the majority of cases, the installation and equipment is funded by the Wi-Fi service provider, so the airlines’ financial risk is mitigated.

Industry insiders are suggesting that having 6 companies fighting over the same major airline segment may no longer be viable. Particularly when you take into account that the industry leader GOGO, after 10 years of operation, has yet to make a profit on its airline program.

fflya’s Bluetooth technology leverages of Low Earth Orbit satellites (LEO’s). As LEO’s operate 800 kilometres above the earth, latency is similar to a mobile phone network. While todays Iridium Next LEOs offer far less bandwidth than GEO’s, their low cost and low latency are perfectly suited to connect fflya’s Bluetooth app based technology.

fflya is future proofed as it does not rely on the high cost of broadband or Wi-fi. Therefore future LEO networks such as OneWeb and Elon Musk’s Starlink will expand fflya’s capability even further.

The Company believes it will be able to compete with other companies in both the business aircraft and commercial airline fields because of our very low equipment costs, unique business model and little or no certification issues unlike Wi-Fi. Bluetooth has been tested and documented as safe for use in aircraft.

(5) Sources and availability of raw materials and the names of principal suppliers; amortization, engineering, marketing and communication costs

Not applicable.

(6) Dependence on one or a few major customers;

The Company will be dependent on its BizjetMobile agents to market the product to generate income from hardware sales and service fees and its airline marketing partners to secure airline programs. The timing and extent of that marketing will be dependent on the resources and efforts of the Company, its agents and partners.

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

	Common Stock
Quarter Ended	High	Low
June 30, 2017	$0.05	$0.03
September 30, 2017	$0.05	$0.0165
December 31, 2017	$0.05	$0.025
March 31, 2018	$0.04	$0.025
June 30, 2018	$0.049	$0.027
September 30, 2018	$0.054	$0.021
December 31, 2018	$0.03	$0.015
March 31, 2019	$0.025	$0.013
June 30, 2019	$0.023	$0.012

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

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2019 of $12,059,106. Major components of the loss include capital raising costs, consulting and management fees, engineering fees and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the BizjetMobile and fflya programs. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings, borrowings and revenues from operations.

YEAR ENDED JUNE 30, 2019 COMPARED WITH YEAR ENDED JUNE 30, 2018

The Company received revenue of $81,667 from its BizjetMobile business in the year ended June 30, 2019, compared to $67,807 in the year ended June 30, 2018. Revenue from BizjetMobile service fees decreased from $45,817 to $38,707 and BizjetMobile system sales increased from $21,990 to $42,960 in the years ended June 30, 2018 and June 30, 2019 respectively. The Company’s cost of sales was $30,568 and $16,099 for the years ended June 30, 2019 and June 30, 2018 respectively, comprising of agents’ commissions and system costs. As a result, the Company reported a gross profit of $51,099 in the year ended June 30, 2019, compared to a gross profit of $51,708 in the year ended June 30, 2018.

Operating expenses decreased from $834,630 for the twelve-month period ended June 30, 2018 to $639,419 for the twelve month period ended June 30, 2019 due mainly to decreased amortization, engineering, marketing and communication costs.

The Company recorded a net loss from operations for the twelve month period ended June 30, 2019 of $588,320, compared to a loss of $782,922 for the twelve month period ended June 30, 2018.

Other expenses decreased from $223,946 in the year ended June 30, 2018, to $164,259 in the year ended June 30, 2019, mainly due to decreased loss of impairment, but after increased interest expense.

The Company recorded a net loss for the twelve month period ended June 30, 2019 of $752,579, compared to a loss of $1,006,868 for the twelve month period ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents cash equivalents decreased from $40,457 at June 30, 2018 to $192 at June 30, 2019.

The Company's revenue for the twelve months ended June 30, 2019 was $81,667, compared to $67,807 in the twelve month period to June 30, 2018. Operating costs decreased for the period from July 1, 2017 to June 30, 2018 mainly as a result decreased amortization, engineering, marketing and communication costs.  After increased accounts payables and related party payables, the Company had a net cash outflow of $353,590 from operating activities for the period from July 1, 2018 to June 30, 2019, compared to a net cash outflow from operating activities of $659,039 for the period from July 1, 2017 to June 30, 2018.

The Company had no cash flow from investing activities for the twelve months ended June 30, 2019, and June 30, 2018 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2019 was from the proceeds from issue of common stock. In the twelve months ended June 30, 2018, financing activities was from issue of convertible notes and issue of common stock.

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

AS-IP TECH, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AS-IP Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AS-IP Tech, Inc. (the “Company”) as of June 30, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Lakewood, Colorado

January 21, 2020

AS-IP TECH, INC.

BALANCE SHEETS

	June 30,
	2019	2018

ASSETS
Current Assets
Cash	$192	$40,457
Accounts receivable - related parties, net	11,963	-

Total current assets	12,155	40,457

Intangible assets - related party, net of accumulated amortization for $281,215 as of June 30, 2019 and $240,000 as of June 30, 2018	54,953	96,169

Total assets	$67,108	$136,626

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$57,604	$15,300
Related party payables	562,564	351,019
Due to related parties	228,811	228,811
Loans	716,390	696,873
Deferred revenue	8,235	2,935
Subscription for capital	15,000	3,500
Total current liabilities	1,588,604	1,298,438

Total liabilities	1,588,604	1,298,438

Commitment and contingencies (Note 3)	-	-

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, 182,112,766 and 161,960,376 were issued and outstanding as of June 30, 2019 and 2018, respectively	18,213	16,197
Additional paid-in capital	10,493,216	10,102,337
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(12,059,106)	(11,306,527)

Total stockholders' deficit	(1,521,496)	(1,161,812)

Total liabilities and stockholders' deficit	$67,108	$136,626

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2019	For the year ended June 30, 2018

BizjetMobile system sales - related parties	$42,960	$21,990

BizjetMobile service fees - related parties	38,707	45,817

Total revenue	81,667	67,807

Cost of sales - related parties	30,568	16,099

Gross profit	51,099	51,708

Selling, general and administrative expenses	168,784	172,006
Marketing fees and expenses - related party	177,471	267,235
Engineering services - related party	179,637	192,000
Amortization of capitalized termination fee to a related party	41,216	90,000
Freight - related party	2,523	1,245
Communications and data - related party	16,702	22,596
Components - related party	1,189	7,704
Technical service support - related party	48,700	48,000
Trade shows - related party	3,197	33,844
Loss from operations	(588,320)	(782,922)

Other (income) expense
Asset write down - related party	-	14,733
Loss of impairment - related party	-	113,832
Interest	133,102	77,476
Interest - related party	18,320	17,905
Capital raising fees	12,837	-
Total Other (income) expense	164,259	223,946

Net loss	$(752,579)	$(1,006,868)

Net loss per share - (Basic and diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	171,760,747	161,095,652

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred	Shares	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

June 30, 2017	-	-	158,387,871	15,840	10,031,019	26,186	(5)	(10,299,659)	(226,619)

Issuance of stock for cash	-	-	3,322,500	332	61,730	-	-	-	62,062
Issuance of shares in lieu of interest	-	-	250,005	25	9,588	-	-	-	9,613
Net loss for the year ended	-	-	-	-	-	-	-	(1,006,868)	(1,006,868)

June 30, 2018	-	-	161,960,376	16,197	10,102,337	26,186	(5)	(11,306,527)	(1,161,812)

Issuance of stock for cash	-	-	15,056,001	1,506	280,802	-	-	-	282,308
Issuance of shares for convertible note interest	-	-	1,958,333	196	35,054	-	-	-	35,250
Issuance of stock for services	-	-	638,056	64	12,773	-	-	-	12,837
Issuance of shares for debt to related parties	-	-	2,500,000	250	62,250	-	-	-	62,500
Net loss for the year ended	-	-	-	-	-	-	-	(752,579)	(752,579)

June 30, 2019	-	-	182,112,766	18,213	10,493,216	26,186	(5)	(12,059,106)	(1,521,496)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

	For the years Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(752,579)	$(1,006,868)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation for interest	97,750	9,613
Stock compensation for services	12,837
Accounts receivable write down - related party	-	14,733
Amortization of intangibles	41,216	90,000
Loss of impairment	-	113,832
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	42,304	(792)
Increase (Decrease) in related party payables	211,545	77,302
Increase (Decrease) in deferred revenue	5,300	(5,750)
Decrease (Increase) in accounts receivable	(11,963)	46,138
Decrease (Increase) in prepaid expenses	-	2,753

Net cash used in operating activities	(353,590)	(659,039)

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of loan	19,517	577,365
Proceeds from issuance of common stock	282,308	62,062
Funds received pending issuance of common stock	11,500	3,500

Net cash provided by financing activities	313,325	642,927

Net Increase/(Decrease) in cash	(40,265)	(16,112)
Cash, beginning of period	40,457	56,569
Cash, end of period	$192	$40,457

Supplemental schedule of non-cash activities:
Cash paid for interest	52,756	59,185
Stock issued for payable conversion	$62,500	$-

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

Cash and cash equivalents

The Company considers investments with an original maturity of three months or less as cash equivalents.

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

As of June 30, 2019 and 2018, the allowance for doubtful account balances are $0 and $0, respectively. The bad debt expense, including the direct written-off accounts receivables, incurred for the years ended June 30, 2019 and 2018 are $0 and $14,733, respectively.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

At June 30, 2019 the Company had net operating loss carryforwards of $12,059,106 which begin to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance of $2,632,434 in 2019, compared to an allowance of $2,474,392 in 2018. The change in the valuation allowance for U.S. tax purposes in 2019 and 2018 was $158,042 and $211,442, respectively.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the year ended June 30, 2019.

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

Revenue recognition

The Company recognizes revenue from the sales of goods and services under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company has adopted the modified retrospective method for recording revenue. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended June 30, 2019.

The Company sells its hardware and services through related party agents. Revenue is recognized on an accrual basis as earned under contract or license agreements. Communication services are provided on the basis of non refundable monthly prepayment and revenue is recognized using the output method. In cases where customers negotiate to pay for services over longer periods, the additional prepayment is taken up as deferred revenue and then revenue is recognised over the agreed term. Hardware sales require payment before delivery of the equipment.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred revenue

The Company receives payment for services in advance before the subscription service is provided. The company recognizes the revenue as being earned as the services are provided. Deferred revenue of $6,079 and $5,750 was recognized in the 2019 and 2018 years respectively.

Recent Accounting Pronouncements

The company has evaluated the recent accounting pronouncements and believes that none of them have a material effect on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to non-public entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this guidance effective July 1, 2019, and the Company believes the adoption of this standard did not have a significant impact on the Company’s sales.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2019 and 2018, the Company has incurred “related parties payables”, $562,564 and $351,019 respectively, which are due mainly to advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. Interest accrued for the advance in the years ended June 30, 2019 and 2018 was $18,320 and $17,905. The loan and accumulated interest will be repaid from surplus operating cash, when funds are available.

As of June 30, 2019 and 2018, the Company had “due to related parties” of $228,811 which are advances made by related parties to provide operating funds. The “due to related parties” balances are non-interest bearing and unsecured. Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

As of June 30, 2019 and 2018, the Company had “Accounts receivable -related parties” of $11,963 and $0 due from entities affiliated through common stockholders and directors, which operate as distributors for the Company’s products and services.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2019 and 2018, the Company provided $41,216 and $90,000 respectively for amortization of the value of the intellectual property. In 2018, management re-assessed the net book value of the intellectual property, and as a result, written off $113,832 as a Loss of impairment.

In 2019 and 2018, the Company recorded revenue of $42,960 and $21,990 respectively from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In 2019 and 2018, the Company recorded revenue of $38,707 and $45,817 respectively from entities affiliated through common stockholders and directors for BizjetMobile service fees.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

In 2019 and 2018, the Company incurred expenses of $93,900 and $96,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In 2019 and 2018, the Company incurred expense of $177,471 and $267,235 to entities affiliated through common stockholders and directors for marketing expenses. This includes fees of $96,000 and $96,000 paid to the President, Ron Chapman in 2019 and 2018.

In 2019 and 2018, the Company incurred expense of $179,637 and $192,000 to entities considered related parties for engineering services.

In 2019 and 2018, the Company incurred expense of $48,700 and $48,000 to entities affiliated through common stockholders and directors for technical service support.

In 2019 and 2018, the Company incurred cost of sales, comprising commissions and hardware costs, of $30,568 and $16,099 to entities affiliated through common stockholders and directors.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company has authorized capital of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a par value $0.0001.

During the year ended June 30, 2018, the Company issued a total of 322,500 shares for $8,062 cash at $0.025 per share.

During the year ended June 30, 2018, the Company issued a total of 3,000,000 shares for $54,000 cash at $0.018 per share.

During the year ended June 30, 2018, the Company issued a total of 250,005 shares in lieu of interest of $9,613 at $0.038 per share.

During the year ended June 30, 2019, the Company issued a total of 5,650,000 shares for $113,000 cash at $0.020 per share.

During the year ended June 30, 2019, the Company issued a total of 9,406,001 shares for $169,308 cash at $0.018 per share.

During the year ended June 30, 2019, the Company issued a total of 338,056 shares for services valued at $7,437 at $0.022 per share.

During the year ended June 30, 2019, the Company issued a total of 300,000 shares for services valued at $5,400 at $0.018 per share.

During the year ended June 30, 2019, the Company issued a total of 1,958,333 shares in lieu of $35,250 interest at $0.018 per share.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended June 30, 2019, the Company issued a total of 2,500,000 shares for $62,500 reduction of related party accounts payable valued at $0.025 per share.

The Company as of June 30, 2019 had 182,112,766 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

As of June 30, 2019, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

Subscriptions payable

As of June 30, 2019, the Company has a total of 1,422,389 shares payable to an individual with a net value of $26,186.

Stock Options

During the year ended June 30, 2017, the Company issued stock options to acquire 341,500 shares of the Company’s common stock at a price of $0.10 per share. The term of the options is 5 years from the date of issue. The options were issued in return for capital raising services and the accounts reflect an option cost of $7,360.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2017	341,500	$0.10	4.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2018	341,500	$0.10	3.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2019	341,500	$0.10	2.17	$0

NOTE 5 - INTANGIBLE ASSETS

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. The Company provided for amortization of $90,000 in the year ended June 30, 2018 and $41,215 in the year ended June 30, 2019 on the basis that the technology has a useful life of 5 years.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOANS

Loans in the Company’s balance sheet are made up of:

1. The Company has an unsecured loan from a third party with balance outstanding at June 30, 2019 of $30,170 (June 30, 2018 $38,281). Interest is calculated at a rate of 20% per annum with interest of $7,440 and $8,409 taken up in the years ended June 30, 2019 and 2018 respectively. The Company is making principal and interest payments for the loan of $1,250 per month.

2. The Company has outstanding unsecured loans totalling $70,295 from shareholders at June 30, 2019 and 2018. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At June 30, 2019 and 2018, the Company had accumulated interest on the loans of $8,425 and $3,338 calculated at the Company’s prevailing share price. The interest will be converted, in due course, by the issue of shares of common stock.

3. In 2018, the Company issued Convertible Notes which totalled $607,500 at June 30, 2019, to fund production of its fflya systems. Two issues were made as follows:

The first convertible note for $337,500 finances the initial 15 system shipsets. Terms of the issue are:

- Interest rate:  20% per annum, payable monthly in arrears

- Conversion price:  $0.03 per share.

- Maturity date: December 1, 2020

A second convertible note issue for $270,000 is to finance a further 11 system shipsets, on the following terms:

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

NOTE 7 - SIGNIFICANT SUBSEQUENT EVENTS

Since June 30, 2019, the Company has continued to raise capital to fund its operations through the sale of shares, and has received a total of $222,000 up to the date of this report.

There have not been any significant events since balance date, June 30, 2019 until January 17, 2020, the date of this report.

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

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2019.

Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2019, management performed, with the participation of our President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our President and Chief Financial Officer concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2019, were not effective due to material weaknesses resulting from our failure to 1) accurately calculate, account, monitor and review accounts resulting in late adjustment of revenue, expenses and accounts receivable; 2) segregate presentation of related-party transactions; 3) implement and monitor specific cut off procedures; 4) valuate and account for stock issuances based on market price.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2019 were not effective.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2018 and 2019. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2019:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2019 2018	- -	- -	$ - $ -
Ronald Chapman, President	2019 2018	- -	- -	$ 96,000 $ 96,000
Philip Shiels, Chief Financial Officer	2019 2018	- -	- -	$ 93,900(1) $ 96,000 (1)
Graham Chappell, Director	2019 2018	- -	- -	$ - $ -

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

(1)  Assumes 182,112,766 shares of Common Stock issued and outstanding.

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

(8)  Reginald Edward Gleeson is a trustee of Regsher Pty. Ltd. Superannuation Fund which owns 12,788,471 shares.

(9)  Roman Lohyn is a trustee of Mostyn Superannuation Fund which owns 10,000,002 shares and a director of Roman Lohyn Pty. Ltd. which owns 500,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ron Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASiQ Pty. Ltd. ("ASiQ").

ASiQ provides technical support for the Company’s business jet program, and in the year ended June 30, 2019, received a monthly retainer plus outgoings.

Chapman International Pty. Ltd., of which Ron Chapman is a director and shareholder, was paid marketing and engineering service fees during the year ended June 30, 2019.

Shiels and Co., of which Philip Shiels is the principal, was paid management fees during the year ended June 30, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2018 and June 30, 2019 were $15,000 and $15,000 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2018 and 2019.

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

Dated: January 21, 2020

By:  /s/ Ronald J. Chapman

President

By:  /s/ Philip A. Shiels

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Lukso	Director	1/21/2020
Richard Lukso

/s/ Ronald J. Chapman	Director	1/21/2020
Ronald J. Chapman

/s/ Graham O. Chappell	Director	1/21/2020
Graham O. Chappell

/s/ Philip A. Shiels	Director	1/21/2020
Philip A. Shiels