Form 10-Q
period 2019-09-30
AS-IP TECH INC
filed 2020-08-05
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of August 4, 2020, there were 218,931,125 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	Sep. 30, 2019	June 30, 2019

ASSETS
Current Assets
Cash	$366	$192
Accounts receivable - related parties, net	0	11,963

Total current assets	366	12,155

Intangible assets - related party, net of accumulated amortization for $291,519 as of Sep. 30, 2019 and $281,215 as of June 30, 2019	44,650	54,953

Total assets	$45,016	$67,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$84,784	$57,604
Related party payables	648,355	562,564
Due to related parties	228,811	228,811
Loans	715,035	716,390
Deferred revenue	9,813	8,235
Subscription for capital	96,935	15,000
Total current liabilities	1,783,733	1,588,604

Total liabilities	1,783,733	1,588,604

Commitment and contingencies (Note 5)	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 500,000,000 authorized, 182,112,766 and 182,112,766 were issued and outstanding as of Sep. 30, 2019 and June 30, 2019, respectively	18,213	18,213
Additional paid-in capital	10,493,216	10,493,216
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(12,276,327)	(12,059,106)

Total stockholders' deficit	(1,738,717)	(1,521,496)

Total liabilities and stockholders' deficit	$45,016	$67,108

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
Revenue
BizjetMobile system sales - related parties	$12,990	-
BizjetMobile service fees - related parties	10,481	12,801
Total revenue	23,471	12,801

Cost of sales - related parties	8,461	2,153
Gross Profit	15,010	10,648

Operating expenses:
Selling, general and administrative expenses	82,990	60,004
Marketing fees and expenses- related party	39,065	31,697
Engineering services - related party	48,000	48,000
Amortization of capitalized termination fee to a related party	10,303	10,304
Freight - related party	623	50
Communications data - related party	2,480	3,148
Consumables - related party	-	577
Technical service support - related party	12,000	12,000
Total operating expenses	195,461	165,780

Loss from operations	(180,451)	(155,132)

Other (income) expense:
Interest	32,771	31,496
Interest - related party	3,999	4,718
Total Other (income) expense, net	36,770	36,214

Net loss	(217,221)	(191,346)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding (basic and diluted)	182,112,766	161,960,376

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balance @ 30 Jun. 2018	161,960,376	16,198	10,102,336	26,186	(5)	(11,306,527)	(1,161,812)
Net Loss for 3 months ended 30 Sep. 2018	-	-	-	-	-	(191,346)	(191,346)
Balance @ 30 Sep. 2018	161,960,376	16,198	10,102,336	26,186	(5)	(11,497,873)	(1,353,158)

Balance @ 30 June. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,059,106)	(1,521,496)
Net Loss for 3 months ended 30 Sep. 2019	-	-	-	-	-	(217,221)	(217,221)
Balance @ 30 Sep. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,276,327)	(1,738,717)

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(217,221)	$(191,346)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortisation of intangibles	10,303	10,304
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	27,180	2,780
Increase (Decrease) in related party payables	85,791	65,364
Increase (Decrease) in deferred revenue	1,578	360
Decrease (Increase) in accounts receivable	11,963	(3,588)
Net cash used in operating activities	(80,406)	(116,126)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Loan	(1,355)	22,536
Proceeds from issuance of common stock	-	74,560
Funds received pending issue of common stock	81,935	-
Net cash provided by financing activities	80,580	97,096

Net Increase/(Decrease) in cash	174	(19,030)

Cash, beginning of period	192	40,457
Cash, end of period	$366	$21,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,019	$19,121

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

(UNAUDITED)

Note 1. Organization, Business and Summary of Significant Accounting Policies

Organization and Description of Business

AS-IP Tech, Inc. (the “Company”) was formed as ASI Entertainment, Inc. on April 29, 1998 as a Delaware corporation.

The Company’s technology comprises two product lines called BizjetMobile and fflya. The products deliver inflight connectivity for business aviation and commercial airlines respectively.

Basis of Presentation

The accompanying unaudited condensed financial statements of AS-IP Tech, Inc., (the “Company”) have been prepared in accordance with Generally Accepted Accounting Principles used in the United States of America and with the rules and regulations of the United States Securities and Exchange Commission for interim financial information. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

The functional currency of the Company is the United States dollar. The unaudited condensed financial statements are expressed in United States dollars. It is management's opinion that any material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2019.

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

Note 2. Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has recurring operating losses, limited funds and has accumulated deficits. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Note 3. Related Party Transactions

As of September 30, 2019 and June 30, 2019, the Company has recorded as "related party payables", $648,355 and $562,564, respectively, the main component of which was advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended September 30, 2019 and September 30, 2018, the Company recorded Interest - related party of $3,999 and $4,718 respectively.

As of September 30, 2019 and June 30, 2019, the Company had "due to related parties" of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property, and as a result, wrote off $113,832 as a loss of impairment. As of September 30, 2019 and June 30, 2019, the Company has accumulated $291,519 and $281,215 respectively for amortization of the value of the intellectual property.

In the three months ended September 30, 2019 and September 30, 2018 respectively, the Company recorded revenue of $10,481 and $12,801 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the three months ended September 30, 2019 and September 30, 2018 respectively, the Company recorded revenue of $12,990 and $0 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended September 30, 2019 and September 30, 2018 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended September 30, 2019 and September 30, 2018 respectively, the Company incurred marketing expense of $39,065 and $31,697 to entities affiliated through common stockholders and directors.

In the three months ended September 30, 2019 and September 30, 2018 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended September 30, 2019 and September 30, 2018 respectively, the Company incurred cost of sales of commissions of $6,375 and $2,153, and hardware cost of sales of $2,087 and $0 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended September 30, 2019 and September 30, 2018 respectively, the Company incurred engineering service costs of $48,000 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

As of September 30, 2019, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 182,112,766 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of September 30, 2019, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

In the period to September 30, 2019, the Company received Subscriptions for capital of $96,935, for which it has issued 8,333,333 shares of common stock subsequent to September 30, 2019.

The Company has Subscriptions payable of $26,186 which represents 1,422,389 shares of common stock to be issued when directed.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Loans in the Company’s balance sheet is made up of:

1.  The Company has an unsecured loan from a third party with balance outstanding at September 30, 2019 of $27,878 (June 30, 2019 $30,170). Interest is calculated at a rate of 20% per annum with interest of $1,458 and $1,871 taken up in the three months ended September 30, 2019 and September 30, 2018 respectively. The Company is making principal and interest payments for the loan of $1,250 per month.

2.  The Company has outstanding unsecured loans totalling $70,295 from shareholders at September 30, 2019 and June 30, 2019. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At September 30, 2019 the Company had accumulated interest on the loans of $9,363 calculated at the Company’s prevailing share price, which included $937 for the three months ended September 30, 2019. The interest will be converted to shares of common stock as stated above.

3.  In 2018, the Company issued Convertible Notes which totalled $607,500 at September 30, 2019 (balance at June 30, 2019 $607,500) to fund production of its fflya systems. Two issues were made as follows:

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

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $281,215 up to June 30, 2019 and $291,519 at September 30, 2019.

Note 8. Subsequent Events

In the period since September 30, 2019, the company has received $329,447 as Subscriptions for capital and for which it has issued 19,901,166 shares to date and will issue a further 4,347,000 shares.

In the period since September 30, 2019, the company has issued 4,236,860 shares of common stock in lieu of interest, fees and debt satisfaction.

There have not been any other significant events since balance date, September 30, 2019 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the three months ended September 30, 2019 and the Form 10-K for the fiscal year ended June 30, 2019.

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and Chiimp are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

In the three months period ended September 30, 2019, the Company recorded revenue of $23,471, compared to revenue of $12,801 in the corresponding three month period ended September 30, 2018 as a result of a Chiimp system sale. After Cost of Sales of $8,461, the Company had a Gross Profit of $15,010 in the three months ended September 30, 2019. In the three months ended September 30, 2018, the Company recorded Cost of Sales of $2,153, which resulted in a Gross Profit of $10,648.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $195,461 in the three months ended September 30, 2019 and $165,780 in the three months ended September 30, 2018. Main components are engineering, management, marketing and audit expenses. In the three months ended September 30, 2019, the Company recorded an Operating Loss of $180,451 compared to an Operating Loss of $155,132 in the three months ended September 30, 2018.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, were interest of $36,770 and $36,214 in the three months ended September 30, 2019 and 2018 respectively. This resulted in Net Losses of $217,221 and $191,346 in the three months ended September 30, 2019 and 2018 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents balance increased from $192 at June 30, 2019 to $366 at September 30, 2019.

The Company reported revenue of $23,471 in the three months ended September 30, 2019 compared to $12,801 in the three month period ended September 30, 2018. The Company incurred a net loss of $180,451 from operating activities for the three months to September 30, 2019, compared to a net loss of $155,132 from operating activities for the three months to September 30, 2018. Net cash used in operating activities for the three months ended September 30, 2019 was $80,406 compared to $116,126 during the three months ended September 30, 2018. Operating cash requirement in the three months ended September 30, 2019 was reduced through increased related party payables.

The cash flow of the Company from financing activities for the three months ended September 30, 2019 was $81,935 as a result of funds received pending issue of common stock. In the three months ended September 30, 2018, the cash flow from financing activities was $97,096 mainly from issue of common stock.

The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowing from a financial institution or other funding sources. The Company does not have a policy on the amount of borrowing or debt that the Company can incur. There are no guarantees on the company’s ability to raise additional capital and hence its ability to continue as a going concern.

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

Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are ineffective and have material weaknesses as set out in the June 30, 2019 Form 10-K, such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2019. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2019:

Nil

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	August 4, 2020
Richard Lukso

By: /s/ Ronald J. Chapman	Director	August 4, 2020
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	August 4, 2020
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	August 4, 2020
Graham O. Chappell