Form 10-Q
period 2019-12-31
AS-IP TECH INC
filed 2020-09-01
CIK 1067873

QUARTERLY REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of August 31, 2020, there were 218,931,125 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	Dec. 31, 2019	June 30, 2019

ASSETS
Current Assets
Cash	$22,536	$192
Accounts receivable - related parties, net	0	11,963

Total current assets	22,536	12,155

Intangible assets - related party, net of accumulated amortization for $301,823 as of Dec. 31, 2019 and $281,215 as of June 30, 2019	34,345	54,953

Total assets	$56,881	$67,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$115,591	$57,604
Loan payables related parties	701,105	562,564
Due to related parties	228,811	228,811
Loans	714,610	716,390
Deferred revenue	5,975	8,235
Subscription for capital	236,813	15,000
Total current liabilities	2,002,905	1,588,604

Total liabilities	2,002,905	1,588,604

Commitment and contingencies (Note 5)	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 500,000,000 authorized, 182,112,766 and 182,112,766 were issued and outstanding as of Dec. 31, 2019 and June 30, 2019, respectively	18,213	18,213
Additional paid-in capital	10,493,216	10,493,216
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(12,483,634)	(12,059,106)

Total stockholders' deficit	(1,946,024)	(1,521,496)

Total liabilities and stockholders' deficit	$56,881	$67,108

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue
BizjetMobile system sales - related parties	$9,990	$29,970	$22,980	$29,970
BizjetMobile service fees - related parties	3,838	11,699	14,318	24,500
Total revenue	13,828	41,669	37,298	54,470

Cost of sales - related parties	5,084	17,583	13,545	19,736
Gross Profit	8,744	24,086	23,753	34,734

Operating expenses:
General and administrative expenses	109,287	95,712	265,681	229,796
Selling expenses	69,000	62,027	108,065	93,724
Total operating expenses	178,287	157,739	373,746	323,520

Loss from operations	(169,543)	(133,653)	(349,993)	(288,786)

Other (income) expense:
Capital raising fee	-	7,437	-	7,437
Interest	37,764	48,713	74,535	84,926
Total Other (income) expense, net	$37,764	$56,150	$74,535	$92,363

Net loss	(207,307)	(189,803)	(424,528)	(381,149)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - (basic and diluted)	182,112,766	164,941,398	182,112,766	163,442,829

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balance @ 30 Jun. 2018	161,960,376	16,198	10,102,336	26,186	(5)	(11,306,527)	(1,161,812)
Net Loss for 3 months ended 30 Sep. 2018	-	-	-	-	-	(191,346)	(191,346)
Balance @ 30 Sep. 2018	161,960,376	16,198	10,102,336	26,186	(5)	(11,497,873)	(1,353,158)

Issue of shares for cash	8,181,111	818	157,742	-	-	-	158,560
Issue of shares for services	338,056	34	7,403	-	-	-	7,437
Net Loss for 3 months ended 31 Dec. 2018	-	-	-	-	-	(189,803)	(189,803)
Balance @ 31 Dec. 2018	170,479,543	17,050	10,267,481	26,186	(5)	(11,687,676)	(1,376,964)

Balance @ 30 June. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,059,106)	(1,521,496)
Net Loss for 3 months ended 30 Sep. 2019	-	-	-	-	-	(217,221)	(217,221)
Balance @ 30 Sep. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,276,327)	(1,738,717)

Net Loss for 3 months ended 31 Dec. 2019	-	-	-	-	-	(207,307)	(207,307)
Balance @ 31 Dec. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,483,634)	(1,946,024)

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(424,528)	$(381,149)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles	20,608	20,608
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	57,987	40,484
Increase (Decrease) in deferred revenue	(2,260)	(239)
Decrease (Increase) in accounts receivable	11,963	-
Net cash used in operating activities	(336,230)	(320,296)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances from related parties	138,541	98,875
Loan	(1,780)	21,829
Proceeds from issuance of common stock	-	165,997
Funds received pending issue of common stock	221,813	4,650
Net cash provided by financing activities	358,574	291,351

Net Increase/(Decrease) in cash	22,344	(28,945)

Cash, beginning of period	192	40,457
Cash, end of period	$22,536	$11,512

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,409	$84,926

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

(UNAUDITED)

Note 1. Organization, Business and Summary of Significant Accounting Policies

Organization and Description of Business

AS-IP Tech, Inc. (the “Company”) was formed on April 29, 1998 as a Delaware corporation.

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

The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted this guidance effective July 1, 2019, and the Company believes the adoption of this standard did not have a significant impact on the Company’s financial statements.

Note 2. Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has recurring operating losses, limited funds and has accumulated deficits. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Related Party Transactions

As of December 31, 2019 and June 30, 2019, the Company has recorded as “related party payables”, $701,105 and $562,564, respectively, the main component of which was advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended December 31, 2019 and December 31, 2018, the Company recorded Interest - related party of $4,065 and $4,794 respectively. In the six months ended December 31, 2019 and December 31, 2018, the Company recorded Interest - related party of $8,064 and $9,512 respectively.

As of December 31, 2019 and June 30, 2019, the Company had “Due to related parties” of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property and as a result, wrote off $113,832 as a loss of impairment. As of December 31, 2019 and June 30, 2019, the Company has accumulated $301,823 and $281,215 respectively for amortization of the value of the intellectual property.

In the three months ended December 31, 2019 and December 31, 2018 respectively, the Company recorded revenue of $3,838 and $11,699 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the three months ended December 31, 2019 and December 31, 2018 respectively, the Company recorded revenue of $9,990 and $29,970 from entities affiliated through common stockholders and directors for BizjetMobile system sales. In the six months ended December 31, 2019 and December 31, 2018 respectively, the Company recorded revenue of $14,318 and $24,500 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the six months ended December 31, 2019 and December 31, 2018 respectively, the Company recorded revenue of $22,980 and $29,970 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements. In the six months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred expenses of approximately $48,000 and $48,000 respectively to entities affiliated through common stockholders and directors for management expenses. These expenses have been classified as officer’s management fees in the accompanying financial statements.

In the three months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred marketing expense of $69,000 and $62,027 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred marketing expense of $108,065 and $93,724 to entities affiliated through common stockholders and directors.

In the three months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the six months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred expense of $24,000 and $24,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred cost of sales of commissions of $2,997 and $11,323, and hardware cost of sales of $2,087 and $6,260 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred cost of sales of commissions of $9,371 and $13,476, and hardware cost of sales of $4,174 and $6,260 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred engineering service costs of $48,000 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business. In the six months ended December 31, 2019 and December 31, 2018 respectively, the Company incurred engineering service costs of $96,000 and $96,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

As of December 31, 2019, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 182,112,766 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of December 31, 2019, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the period to December 31, 2019, the Company received subscriptions for capital of $236,813, for which it has issued 18,661,000 shares of common stock subsequent to December 31, 2019. The Company issued a total of 8,000,000 shares for $80,000 cash at $0.01 per share, 1,000,000 shares for $12,000 cash at $0.012 per share and 9,661,000 shares for $144,813 cash at $0.015 per share.

The Company has Subscriptions payable of $26,186, included in Stockholders’ Deficit, which represents 1,422,389 shares of common stock to be issued when directed.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Loans in the Company’s balance sheet is made up of:

1.  The Company has an unsecured loan from a third party with balance outstanding at December 31, 2019 of $25,496 (June 30, 2019 $30,170). Interest is calculated at a rate of 20% per annum with interest of $1, 368 and $1,775 taken up in the three months ended December 31, 2019 and December 31, 2018, respectively and $2,826 and $3,646 taken up in the six months ended December 31, 2019 and December 31, 2018, respectively. The Company is making principal and interest payments for the loan of $1,250 per month.

2.  The Company has outstanding unsecured loans totalling $70,295 from shareholders at December 31, 2019 and June 30, 2019. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At December 31, 2019 the Company had accumulated interest on the loans of $11,319 calculated at the Company’s prevailing share price, which included $1,956 for the three months ended December 31, 2019 and $2,893 for the six months in December 31, 2019. The interest will be converted to shares of common stock as stated above.

3.  In 2018, the Company issued Convertible Notes which totalled $607,500 at December 31, 2019 (balance at June 30, 2019 $607,500) to fund production of its fflya systems. Two issues were made as follows:

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

-Maturity date: December 1, 2020

A second convertible note issue for $270,000 is to finance a further 12 system shipsets, on the following terms:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.05 per share

-Maturity date:  December 1, 2020

In return for providing system funding, each investor will receive a royalty for a period of three years on each shipset on terms to be agreed, based on the net revenue received once the systems commence operation. To date, no systems have been installed and no royalties have been paid. None of the Notes have been converted to shares to date.

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $281,215 up to June 30, 2019 and $301,823 at December 31, 2019.

Note 8. Subsequent Events

In the period since December 31, 2019, the Company has received $249,916 as Subscriptions for capital and for which it has issued 13,920,499 shares to date and will issue a further 10,491,299 shares.

In the period since December 31, 2019, advances from, and interest on the outstanding balance due to, the chief financial officer, total $51,752.

In the period since December 31, 2019, the Company has issued 4,236,860 shares of common stock in lieu of interest, fees and debt satisfaction of $40,000.

There have not been any other significant events since balance date, December 31, 2019 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the three months ended December 31, 2019 and the Form 10-K for the fiscal year ended June 30, 2019.

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and Chiimp are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2018

In the three months period ended December 31, 2019, the Company recorded revenue of $13,828, compared to revenue of $41,669 in the corresponding three month period ended December 31, 2018, as a result of lower Chiimp system sales. After Cost of Sales of $5,084, the Company had a Gross Profit of $8,744 in the three months ended December 31, 2019. In the three months ended December 31, 2018, the Company recorded Cost of Sales of $17,583, which resulted in a Gross Profit of $24,086.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $178,287 in the three months ended December 31, 2019 and $157,739 in the three months ended December 31, 2018. Main components are engineering, marketing and management expenses. In the three months ended December 31, 2019, the Company recorded an Operating Loss of $169,543 compared to an Operating Loss of $133,653 in the three months ended December 31, 2018.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, were interest of $33,699 and $43,919 in the three months ended December 31, 2019 and 2018 respectively. This resulted in Net Losses of $207,307 and $189,803 in the three months ended December 31, 2019 and 2018 respectively.

SIX MONTHS ENDED DECEMBER 31, 2019 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2018

In the six months period ended December 31, 2019, the Company recorded revenue of $37,298, compared to revenue of $54,470 in the corresponding six month period ended December 31, 2018, as a result of lower Chiimp system sales and service fees. After Cost of Sales of $13,545, the Company had a Gross Profit of $23,753 in the six months ended December 31, 2019. In the six months ended December 31, 2018, the Company recorded Cost of Sales of $19,736, which resulted in a Gross Profit of $34,734.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $373,746 in the six months ended December 31, 2019 and $323,520 in the six months ended December 31, 2018. Main components are engineering, marketing and management expenses. In the six months ended December 31, 2019, the Company recorded an Operating Loss of $349,993 compared to an Operating Loss of $288,785 in the six months ended December 31, 2018.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, were interest of $66,471 and $75,414 in the six months ended December 31, 2019 and 2018 respectively. This resulted in Net Losses of $424,528 and $381,149 in the six months ended December 31, 2019 and 2018 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash received from issue of common stock and accounts payable for expenses incurred with related parties. Without the continuation of these sources of funding, as stated in Note 2 above, the Company’s ability to continue as a going concern is in substantial doubt. This will continue until the company is able to generate sufficient cash flow from its operations.

The cash and cash equivalents balance increased from $192 at June 30, 2019 to $ 22,536 at December 31, 2019.

The Company reported revenue of $37,298 in the six months ended December 31, 2019 compared to $54,470 in the six month period ended December 31, 2018. The Company incurred a net loss of $349,993 from operating activities for the six months to December 31, 2019, compared to a net loss of $288,786 from operating activities for the six months to December 31, 2018. Net cash used in operating activities for the six months ended December 31, 2019 was $336,230 compared to $320,296 during the six months ended December 31, 2018. Operating cash requirement in the six months ended December 31, 2019 was reduced through increased accounts payable.

The cash flow of the Company from financing activities for the six months ended December 31, 2019 was $358,574 as a result of funds received pending issue of common stock and advances from related parties. In the six months ended December 31, 2018, the cash flow from financing activities was $291,351 mainly from issue of common stock and advances from related parties.

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

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2019. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2019:

The Company filed a Form 8-K on October 31, 2019.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	September 1, 2020
Richard Lukso

By: /s/ Ronald J. Chapman	Director	September 1, 2020
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	September 1, 2020
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	September 1, 2020
Graham O. Chappell