Form 10-Q
period 2020-03-31
AS-IP TECH INC
filed 2020-09-16
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of September 15, 2020, there were 218,931,125 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	Mar. 31, 2020	June 30, 2019

ASSETS
Current Assets
Cash	$14,943	$192
Accounts receivable - related parties, net	0	11,963

Total current assets	14,943	12,155

Intangible assets - related party, net of accumulated amortization for $312,127 as of Mar. 31, 2020 and $281,215 as of June 30, 2019	24,041	54,953

Total assets	$38,984	$67,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$149,682	$57,604
Loan payables related parties	770,223	562,564
Due to related parties	228,811	228,811
Loans	712,906	716,390
Deferred revenue	5,731	8,235
Subscription for capital	316,432	15,000
Total current liabilities	2,183,785	1,588,604

Total liabilities	2,183,785	1,588,604

Commitment and contingencies (Note 5)	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 500,000,000 authorized, 182,112,766 and 182,112,766 were issued and outstanding as of Mar. 31, 2020 and June 30, 2019, respectively	18,213	18,213
Additional paid-in capital	10,493,216	10,493,216
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(12,682,411)	(12,059,106)

Total stockholders' deficit	(2,144,801)	(1,521,496)

Total liabilities and stockholders' deficit	$38,984	$67,108

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue
BizjetMobile system sales - related parties	$-	$-	$22,980	$29,970
BizjetMobile service fees - related parties	3,838	8,224	18,157	32,724
Total revenue	3,838	8,224	41,137	62,694

Cost of sales - related parties	1,079	4,130	14,624	23,866
Gross Profit	2,759	4,094	26,513	38,828

Operating expenses:
General and administrative expenses	110,984	134,827	376,666	364,622
Selling expenses	54,000	47,938	162,065	141,662
Total operating expenses	164,984	182,765	538,731	506,284

Loss from operations	(162,225)	(178,671)	(512,218)	(467,456)

Other (income) expense:
Capital raising fee	-	5,400	-	12,837
Interest	36,552	29,866	111,087	114,793
Total Other (income) expense, net	$36,552	$35,266	$111,087	$127,630

Net loss	(198,777)	(213,937)	(623,305)	(595,086)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - (basic and diluted)	182,112,766	174,473,953	182,112,766	167,672,941

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common	Stock	Paid-In	Subscriptions	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Stock	Deficit	Equity

Balance @ 30 Jun. 2018	161,960,376	16,198	10,102,336	26,186	(5)	(11,306,527)	(1,161,812)
Net Loss for 3 months ended 30 Sep. 2018	-	-	-	-	-	(191,346)	(191,346)
Balance @ 30 Sep. 2018	161,960,376	16,198	10,102,336	26,186	(5)	(11,497,873)	(1,353,158)

Issue of shares for cash	8,181,111	818	157,742	-	-	-	158,560
Issue of shares for services	338,056	34	7,403	-	-	-	7,437
Net Loss for 3 months ended 31 Dec. 2018	-	-	-	-	-	(189,803)	(189,803)
Balance @ 31 Dec. 2018	170,479,543	17,050	10,267,481	26,186	(5)	(11,687,676)	(1,376,964)

Issue of shares for cash	6,874,889	687	123,061	-	-	-	123,748
Issue of shares for convertible note interest	1,958,334	196	35,054	-	-	-	35,250
Issue of shares for service	300,000	30	5,370	-	-	-	5,400
Issue of shares for debt	2,500,000	250	62,250	-	-	-	62,500
Net Loss for 3 months ended 31 Mar. 2019	-	-	-	-	-	(213,937)	(213,937)
Balance @ 31 Mar. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(11,901,613)	(1,364,003)

Balance @ 30 Jun. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,059,106)	(1,521,496)
Net Loss for 3 months ended 30 Sep. 2019	-	-	-	-	-	(217,221)	(217,221)
Balance @ 30 Sep. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,276,327)	(1,738,717)

Net Loss for 3 months ended 31 Dec. 2019	-	-	-	-	-	(207,307)	(207,307)
Balance @ 31 Dec. 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,483,634)	(1,946,024)

Net Loss for 3 months ended 31 Mar. 2020	-	-	-	-	-	(198,777)	(198,777)
Balance @ 31 Mar. 2020	182,112,766	18,213	10,493,216	26,186	(5)	(12,682,411)	(2,144,801)

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(623,305)	$(595,086)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles	30,912	30,912
Issuance of common stock for interests	-	35,250
Issuance of common stock for services	-	12,837
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	92,078	14,586
Increase (Decrease) in deferred revenue	(2,504)	7,695
Decrease (Increase) in accounts receivable	11,963	-
Net cash used in operating activities	(490,856)	(493,806)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances from related parties	207,659	155,764
(Repayments) Proceeds from Loan	(3,484)	20,948
Proceeds from issuance of common stock	-	278,808
Funds received pending issue of common stock	301,432	-
Net cash provided by financing activities	505,607	455,520

Net Increase/(Decrease) in cash	14,751	(38,286)

Cash, beginning of period	192	40,457
Cash, end of period	$14,943	$2,171

Supplemental disclosure of cash flow information:
Cash paid for interest	4,642	46,972
Issuance of common stock for funds received in prior period	-	3,500
Stock issued for payables conversion	$-	$62,500

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

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

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

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

Note 3. Related Party Transactions

As of March 31, 2020 and June 30, 2019, the Company has recorded as “related party payables”, $770,223 and $562,564, respectively, the large component of which was advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended March 31, 2020 and March 31, 2019, the Company recorded Interest - related party of $4,131 and $4,872 respectively. In the nine months ended March 31, 2020 and March 31, 2019, the Company recorded Interest - related party of $12,196 and $14,384 respectively.

As of March 31, 2020 and June 30, 2019, the Company had “Due to related parties” of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property and as a result, wrote off $113,832 as a loss of impairment. As of March 31, 2020 and June 30, 2019, the Company has accumulated $312,127 and $281,215 respectively for amortization of the value of the intellectual property.

In the three months ended March 31, 2020 and March 31, 2019 respectively, the Company recorded revenue of $3,838 and $8,224 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the nine months ended March 31, 2020 and March 31, 2019 respectively, the Company recorded revenue of $18,157 and $32,724 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the nine months ended March 31, 2020 and March 31, 2019 respectively, the Company recorded revenue of $22,980 and $29,970 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the nine months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred expenses of approximately $72,000 and $72,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred marketing expense of $54,000 and $47,938 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred marketing expense of $162,065 and $141,662 to entities affiliated through common stockholders and directors.

In the three months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the nine months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred expense of $36,000 and $36,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred cost of sales of commissions of $1,079 and $4,130, to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred cost of sales of commissions of $10,450 and $17,606, and hardware cost of sales of $4,174 and $6,260 to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred engineering service costs of $48,000 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business. In the nine months ended March 31, 2020 and March 31, 2019 respectively, the Company incurred engineering service costs of $144,000 and $132,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

As of March 31, 2020, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 182,112,766 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of March 31, 2020, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the period to March 31, 2020, the Company received subscriptions for capital of $316,432, for which it has issued 25,585,999 shares of common stock subsequent to March 31, 2020. The Company issued a total of 13,000,000 shares for $130,000 cash at $0.01 per share, 1,000,000 shares for $12,000 cash at $0.012 per share, 11,435,999 shares for $156,432 cash at $0.015 per share and 150,000 shares for $3,000 at $0.02 per share.

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

Note 6. Loans

Loans in the Company’s balance sheet is made up of:

1.  The Company has an unsecured loan from a third party with balance outstanding at March 31, 2020 of $22,979 (June 30, 2019 $30,170). Interest is calculated at a rate of 20% per annum with interest of $1,233 and $1,674 taken up in the three months ended March 31, 2020 and March 31, 2019, respectively and $4,060 and $5,320 taken up in the nine months ended March 31, 2020 and March 31, 2019, respectively. The Company is making principal and interest payments for the loan of $1,250 per month.

2.  The Company has outstanding unsecured loans totalling $70,295 from shareholders at March 31, 2020 and June 30, 2019. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At March 31, 2020 the Company had accumulated interest on the loans of $12,132 calculated at the Company’s prevailing share price, which included $813 for the three months ended March 31, 2020 and $3,706 for the nine months ended March 31, 2020. The interest will be converted to shares of common stock as stated above.

3.  In 2018, the Company issued Convertible Notes which totalled $607,500 at March 31, 2020 (balance at June 30, 2019 $607,500) to fund production of its fflya systems. Two issues were made as follows:

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

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $281,215 up to June 30, 2019 and $312,127 at March 31, 2020.

Note 8. Subsequent Events

In the period since March 31, 2020, the Company has received $195,297 as Subscriptions for capital and for which it has issued 6,651,500 shares to date and will issue a further 12,991,299 shares.

In the period since March 31, 2020, advances from, and interest on the outstanding balance due to, the chief financial officer, total $35,042.

In the period since March 31, 2020, the Company has issued 4,236,860 shares of common stock in lieu of interest, fees and debt satisfaction of $50,842.

There have not been any other significant events since balance date, March 31, 2020 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the three months ended March 31, 2020 and the Form 10-K for the fiscal year ended June 30, 2019.

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and Chiimp are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

In the three months period ended March 31, 2020, the Company recorded revenue of $3,838, compared to revenue of $8,224 in the corresponding three month period ended March 31, 2019, as a result of lower Chiimp service fees. After Cost of Sales of $1,079, the Company had a Gross Profit of $2,759 in the three months ended March 31, 2020. In the three months ended March 31, 2019, the Company recorded Cost of Sales of $4,130, which resulted in a Gross Profit of $4,094.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $164,984 in the three months ended March 31, 2020 and $182,765 in the three months ended March 31, 2019. Main components are engineering, marketing and management expenses. In the three months ended March 31, 2020, the Company recorded an Operating Loss of $162,225 compared to an Operating Loss of $178,671 in the three months ended March 31, 2019.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $36,552 and $29,866 in the three months ended March 31, 2020 and 2019 respectively. This resulted in Net Losses of $198,777 and $213,937 in the three months ended March 31, 2020 and 2019 respectively.

NINE MONTHS ENDED MARCH 31, 2020 COMPARED TO NINE MONTHS ENDED MARCH 31, 2019

In the nine months period ended March 31, 2020, the Company recorded revenue of $41,137, compared to revenue of $62,694 in the corresponding nine month period ended March 31, 2019, as a result of lower Chiimp system sales and service fees. After Cost of Sales of $14,624, the Company had a Gross Profit of $26,513 in the nine months ended March 31, 2020. In the nine months ended March 31, 2019, the Company recorded Cost of Sales of $23,866, which resulted in a Gross Profit of $38,828.

The Company incurred operating costs of $538,731 in the nine months ended March 31, 2020 and $506,284 in the nine months ended March 31, 2019. Main components are engineering, marketing and management expenses. In the nine months ended March 31, 2020, the Company recorded an Operating Loss of $512,218 compared to an Operating Loss of $467,456 in the nine months ended March 31, 2019.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $111,087 and $114,793 in the nine months ended March 31, 2020 and 2019 respectively. This resulted in Net Losses of $623,305 and $595,086 in the nine months ended March 31, 2020 and 2019 respectively.

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

The cash and cash equivalents balance increased from $192 at June 30, 2019 to $14,943 at March 31, 2020.

The Company reported revenue of $41,137 in the nine months ended March 31, 2020 compared to $62,694 in the nine month period ended March 31, 2019. The Company incurred a net loss of $623,305 from operating activities for the nine months to March 31, 2020, compared to a net loss of $595,086 from operating activities for the nine months to March 31, 2019. Net cash used in operating activities for the nine months ended March 31, 2020 was $490,856 compared to $493,806 during the nine months ended March 31, 2019. Operating cash requirement in the nine months ended March 31, 2020 was reduced through increased accounts payable.

The cash flow of the Company from financing activities for the nine months ended March 31, 2020 was $505,607 as a result of funds received pending issue of common stock and advances from related parties. In the nine months ended March 31, 2019, the cash flow from financing activities was $455,520 mainly from issue of common stock and advances from related parties.

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

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2020. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2020:

The Company filed a Form 8-K on March 12, 2020.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Richard Lukso	Director	September 15, 2020
Richard Lukso

By: /s/ Ronald J. Chapman	Director	September 15, 2020
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	September 15, 2020
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	September 15, 2020
Graham O. Chappell