Form 10-K
period 2020-06-30
AS-IP TECH INC
filed 2021-05-06
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended JUNE 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number 000-27881

AS-IP TECH INC.

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if there is no disclosure of delinquent files in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2020, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.10 on that date) was approximately $20,477,554.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at April 30, 2021:

Common Stock, par value $0.0001 per share, 240,893,414

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

BizjetMobile provides corporate jets with an alternative global inflight connectivity solution and is marketed under the brand names CrewX, CHiiMP and BizjetInternet. They are mobile Apps which deliver a combination of highly optimized inflight text, chat, email, voice and internet for passengers and crew. The on-board network comprises an integrated satellite transceiver incorporating a Bluetooth hotspot that uses a set of algorithms and file management protocols that are custom built for aviation satellite networks. All communications are managed by a cloud-based gateway and report by user, flight, aircraft, file, and message type. As a result, passengers and crew receive unlimited inflight connectivity for a flat low monthly rate.

fflya provides airlines with a customized global inflight connectivity approach, based on the latest mobile App technology, narrowband satellite links and Bluetooth technology. The fflya platform reduces the installation, certification and equipment costs by up to 90% compared to inflight broadband. In addition, it uses a cloud-based messaging platform capable of delivering real-time demographic and profiling data. By incorporating embedded advertising and destination sponsors, fflya can deliver free messaging to airline passengers.

BizjetMobile and fflya leverage off the existing Inmarsat & Iridium satellites, but will be further enhanced by Next Generation Iridium satellites and Iridium Certus for aviation.

The Company has commissioned over 90 BizjetMobile systems since launch, operating across Asia Pacific, the America’s, Europe and the Middle East.

Markets

BizjetMobile’s target market is the business aviation industry, specifically international corporate jets searching for an alternative low-cost global inflight connectivity solution or an-add on service to reduce their operational costs.

fflya’s target market is primarily low cost airlines (“LCA”) operating single aisle aircraft, for example, Boeing 737 and Airbus A320, that struggle to justify equipping their fleets with expensive Wi-Fi platforms as their business model targets passengers who are unwilling to pay. Of the 18,000 commercial airliners currently in operation, the B737/A320 series account for 13,000, of which approximately 75% are operated by regional airlines and LCA’s. Single aisle aircraft represent 75% of the 35,000 new aircraft forecast to be delivered over the next 20 years.

(2) Distribution methods of the products or services;

The Company has BizjetMobile distributors which are related parties controlled by the Chapman family for the Americas, Europe and Asia Pacific, which will represent the Company on a commission basis. fflya marketing is controlled by the Chapman family in conjunction with distributors who will receive commissions from successful airline programs. The Company has also licensed PT. Jalin Angkasa Indonesia (JAI) as the exclusive marketing arm for Indonesia and Malaysia.

(3) Status of any publicly announced new product or service;

fflya - Following the official launch of the fflya airline program in 2018 at the World Aviation festival in London, the Company embarked an extensive marketing campaign to secure a launch customer. Leading up to the launch, the program had completed ground and flight testing of the Bluetooth network with a major European Airline on an A380 and B777. Further internal testing was also conducted on B787 and A340.

Following a further 18 months of airline discussion and presentations, the fflya program evolved to its current format. As a direct result, ASIP announced agreements with Wizzair and Citilink to trial the fflya system.

The fflya hardware, apps, gateway and support system are developed and supplied by a related party, ASiQ Pty Ltd (ASiQ), under the IP acquisition agreement and comprises, a router that connects passengers via Bluetooth, and a revolutionary window antenna system that connects to the Iridium satellite network. ASIP contracts the service and hardware under commercial terms on a program by program basis.

The systems proprietary software app facilitates free passenger messaging, profiled and embedded with sponsors and links. It can be embedded into an airline’s existing booking App, which can create an instant database of millions of potential users when the airline app is updated, in addition to the ability to brand each service or icon. Every text message can include an embedded sponsor i.e. delivered by XXXX or branded by sponsor or airline, and every free email can incorporate sponsored promotions i.e. logos or links promoting the airline’s service or sponsors. In addition to messaging, fflya provides 45,000 tours and attractions via a partnership with Viator (a Trip Advisor company) programmed to the passenger destination by flight.

The complete fflya hardware solution is lightweight and low-cost as it doesn’t require expensive broadband satellite connections.  As a result minimal revenue is required to fund the entire installation. By providing the system on a revenue sharing basis, ASIP gains exclusive access to one of the most highly desirable markets. A captive, cashed up, leisure traveller.

CrewX (Crew Exchange) - is an entry level ultra-low cost core communications platform for business jets and the simplest way to keep crew connected. For airlines, CrewX is a Bluetooth communications framework that can be easily embedded into any existing crew App or operate as a stand-alone App, and provides a virtual private secure network for crew to enhance efficiency of crew communications on-board the aircraft, without needing to install certified aircraft servers, Wi-Fi networks or perform modifications to the aircraft systems.

(4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

Competition

Business Jet

BizjetMobile is focused on the global market because of its use of satellite communications.  In the USA, the business jet market is dominated GOGO Inc. (formally Aircell). GOGO’s system connects passenger devices via Wi-Fi, having implemented an exclusive terrestrial wireless radio network across the domestic United States for transmission off the aircraft. GOGO has approximately 5,577 domestic business jets connected to its system.

Internationally GOGO has equipped a further 4,737 aircraft with the Aircell (division of GOGO) Iridium satellite telephone systems. These are legacy satellite systems that cannot deliver Internet. ASIP’s ChiiMP system enhances the Iridium telephone with messaging services and several BizjetMobile customers are connected via the Aircell Iridium systems. GOGO is also an INMARSAT reseller and has equipped several international aircraft with Wi-Fi. These systems are mainly installed at factory on larger jets and range in price from  $150 - $650K. A second company VIASAT, also competes for the large jets with a similar $650K international solution.

Other non US business jet competition.

While there are multiple Iridium Telephone System resellers globally and some with basic Iridium messaging capability, none can match the capabilities of the BizjetMobile product range as, BizjetMobile is the leader in inflight Bluetooth connectivity.

Airlines

In the airline market, fflya will compete against major Wi-Fi inflight industry players, Panasonic, Intelsat (which recently acquired GOGO’s airline business), GEE, Thales, VIASAT and INMARSAT.

Panasonic, GEE and Thales are resellers of satellite services, whereas VIASAT, Intelsat and INMARSAT are satellite owner-operators. The primary market for all these vendors is predominantly Tier 1 airlines and national flag carriers. These airlines provide business travellers with an adequate level of internet connectivity at a cost per flight similar to the daily rate of many 5-star hotels. In many cases, first and business class passengers receive this service free of charge.

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

The Company meets these challenges by targeting only the LCA market with a platform that is 95% lighter and cheaper and controlled by a proprietary gateway protocol that is up to 90% more efficient in delivering today’s mobile App-based communications. This creates the ability to deliver a sponsored free texting service and generate new revenue from multiple inflight e-commerce opportunities. AS-IP’s unique program targets LCA’s which represent approximately 50% of the airline world, flying mainly Boeing B737 and Airbus A320 series aircraft and carry around 2 Billion disconnected leisure passengers.

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

Industry insiders are suggesting that having 5 companies fighting over the same major airline segment may no longer be viable. Particularly when you take into account that prior to its sale after 10 years of operation, the GOGO airline business, had yet to make a profit.

With the recent impact of Covid19 grounding global fleets, revenue sources for Wi-Fi providers from paying passengers has been dramatically reduced as their business models predominantly rely on business travellers. Most industry sources suggest this will be slowest area to recover, versus the leisure traveller who has been bottled up for a year.

fflya’s Bluetooth technology leverages off Low Earth Orbit satellites (LEO’s). As LEO’s operate 800 kilometres above the earth, latency is similar to a mobile phone network. While todays Iridium Next LEOs offer far less bandwidth than GEO’s, their low cost and low latency are perfectly suited to connect fflya’s Bluetooth app based technology.

fflya is future proofed as it does not rely on the high cost of broadband or Wi-Fi to deliver its services. There are 3 key components that suit LCA’s: Text, Telemetry and Credit Card Payment. All are delivered via short burst data which specifically suits the fflya Bluetooth and Iridium data platforms.

Future LEO networks such as OneWeb and Elon Musk’s Starlink while promoting faster speeds and lower latency, still rely on broadband.  Both operate in the same frequency spectrum as the existing inflight Wi-Fi providers. The governing factor in those frequencies are the enormously expensive and large antenna ($250K).

Tier 1 airlines which already have the antennas installed, may see this an option if the price, service and profit potential dictates. However offering inflight internet, and actually delivering it profitably, is another story. As far as the industry is concerned, the jury is still out.

The Company believes it will be able to compete with other companies in both the business aircraft and commercial airline fields because of our very low equipment costs, unique business model and little or no certification issue.

(5) Sources and availability of raw materials and the names of principal suppliers; amortization, engineering, marketing and communication costs

The principal supplier of systems and services to the company is ASiQ, controlled by Ron Chapman, the President of the Company. As part of the original IP acquisition agreement, the Company was required to secure the service of Ron Chapman. It is Ron and ASIQ’s reputation in the aviation industry, that provides the credibility, drives the direction and creates the programs for the Company.  The Chapman family controls all marketing on behalf of the Company.

(6) Dependence on one or a few major customers;

The Company will be dependent on its distributors to market the product to generate income from hardware sales and service fees and its airline marketing partners to secure airline programs. The timing and extent of that marketing will be dependent on the resources and efforts of the Company, its distributors and partners.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company originally acquired the application for an Australian patent and received notification that the International Preliminary Report on Patentability had been established. The Company filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received the Australian patent.  In January 2012, the Company received the Chinese patent. With the advent of Bluetooth Smart, the technology and the Company's IP has advanced to a point where the patent was no longer relevant. The Company subsequently decided to proceed no further with the patents, as the technology is predominately software based and protected by copyright.

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

The business aircraft system has been designed to be is installed as a “Portable Electronic Device” PED and as such, little or no certification is required. The Company has a similar plan for airlines, which will ultimately lead to a lower cost certifiable platform.

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

The Company estimates over the last 2 years it has expended $800,000 on research and development, none of which has been borne by the customers.

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 240,893,414 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March 2000, the Company's Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCPK. Prior to that date, there was no public market for the Company's securities. The following table sets out the range of the high and low sales prices for the Company's securities.

	Common Stock
Quarter Ended	High	Low
June 30, 2018	$0.049	$0.027
September 30, 2018	$0.054	$0.021
December 31, 2018	$0.03	$0.015
March 31, 2019	$0.025	$0.013
June 30, 2019	$0.023	$0.012
September 30, 2019	$0.029	$0.012
December 31, 2019	$0.035	$0.012
March 31, 2020	$0.034	$0.012
June 30, 2020	$0.02	$0.012

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company maintains a low-cost structure as it has no employees, contracting the services of executives and support as required.  Because of the low-cost structure, the Company anticipates that the proceeds from stock issues and revenue from service and system sales, will be sufficient to meet the Company's operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2020 of $12,824,290. Major components of the loss include capital raising costs, consulting and management fees, engineering fees and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the BizjetMobile and fflya programs. The Company's ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings, borrowings and revenues from operations.

YEAR ENDED JUNE 30, 2020 COMPARED WITH YEAR ENDED JUNE 30, 2019

In the first half of 2020, Covid19 severely impacted the companies programs with virtually every customer program grounded.  To ensure the ongoing viability of the company and to continue the refinement and implementation of the fflya airline program, in 2020 all payments to executives and associated engineering and support services were reduced by 50%, on the basis that by May 2021 the shortfall would  be addressed once back to normal.

During the second half of 2020 the company executed a plan to come back online and by the end of 2020, both the business jet and airline programs were back in full operation. While Covid19 still has operational impact, bizjet sales, recommenced in November 2020 and the first airlines installation was completed on Wizzair in February 2021.

The Company received revenue of $36,205 from its BizjetMobile business in the year ended June 30, 2020, compared to $51,099 in the year ended June 30, 2019. Revenue from BizjetMobile service fees decreased from $29,374 to $19,387 and BizjetMobile system sales decreased from $21,725 to $16,818 in the years ended June 30, 2019 and June 30, 2020 respectively.

Operating expenses increased from $639,419 for the twelve-month period ended June 30, 2019 to $653,841 for the twelve month period ended June 30, 2020 due mainly to increased marketing and communication costs to support the launch.

The Company recorded a net loss from operations for the twelve month period ended June 30, 2020 of $617,636, compared to a loss of $588,320 for the twelve month period ended June 30, 2019.

Other expenses decreased from $164,259 in the year ended June 30, 2019, to $147,536 in the year ended June 30, 2020, mainly due to decreased capital raising fees.

The Company recorded a net loss for the twelve month period ended June 30, 2020 of $765,184, compared to a loss of $752,579 for the twelve month period ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents cash equivalents increased from $192 at June 30, 2019 to $8,958 at June 30, 2020.

The Company's revenue for the twelve months ended June 30, 2020 was $36,205, compared to $51,099 in the twelve month period to June 30, 2019. Operating costs increased for the period from July 1, 2019 to June 30, 2020 mainly as a result increased marketing and communication costs. After increased accounts payables but after decreased stock compensation for interest and services, the Company had a net cash outflow of $332,533 from operating activities for the period from July 1, 2019 to June 30, 2020, compared to a net cash outflow from operating activities of $353,590 for the period from July 1, 2018 to June 30, 2019.

The Company had no cash flow from investing activities for the twelve months ended June 30, 2020, and June 30, 2019 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2020 was from subscription for common stock. In the twelve months ended June 30, 2019, financing activities was from advances from related parties and issue of common stock.

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

The Company’s current revenue is from service fees and system sales generated by BizjetMobile. Revenue is based on hardware sales of the Bluetooth systems, plus on-going revenue from monthly service charges for the provision of connectivity. BizjetMobile sales are expected to increase with the introduction of the Iridium Next technology which will offer superior internet capabilities which the Company expects to be able to leverage off.

The Company has continued to invest in development, which has led to an expanded product range to enable it to market to a broader range of business, airline and government aircraft operators.

Having secured a launch customer, the Company is now focused on its first connectivity instlation on board a Wizz Air Airbus A321.

The company’s fflya business model is based on offering free messaging to be paid for by general and destination specific advertising. In the post Covid environment, in which airlines are relying more on their Apps for boarding passes and other flight information, passengers on customer airlines will be able to access the fflya system for messaging as well as bookings for tours and attractions. Under the fflya program, an airline will receive the system on a revenue share basis on terms to be agreed. As the equipment cost is a fraction of a Wi-Fi platform, the Company needs minimal commissions to justify the cost of the hardware. The Company believes LCA’s will be attracted to this business model.

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

AS-IP TECH, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AS-IP Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AS-IP Tech, Inc. (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

The Company has significant transactions and account balances with related parties, which is described in Note 2 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2013.

Lakewood, Colorado

May 5, 2021

AS-IP TECH, INC.

BALANCE SHEETS

	June 30,
	2020	2019
ASSETS
Current Assets
Cash	$8,958	$192
Accounts receivable - related parties, net	0	11,963
Total current assets	8,958	12,155

Intangible assets - related party, net of accumulated amortization for $322,431 as of June 30, 2020 and $281,215 as of June 30, 2019	13,737	54,953

Total assets	$22,695	$67,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$179,267	$57,604
Related party payables	826,716	562,564
Due to related parties	228,811	228,811
Loans	711,043	716,390
Deferred revenue	1,892	8,235
Subscription for capital	361,646	15,000
Total current liabilities	2,309,375	1,588,604

Total liabilities	2,309,375	1,588,604

Commitment and contingencies (Note 3)

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 182,112,766 and 182,112,766 were issued and outstanding as of June 30, 2020 and 2019, respectively	18,213	18,213
Additional paid-in capital	10,493,216	10,493,216
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(12,824,290)	(12,059,106)
Total stockholders' deficit	(2,286,680)	(1,521,496)

Total liabilities and stockholders' deficit	$22,695	$67,108

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2020	For the year ended June 30, 2019
Revenue
BizjetMobile system sales - related parties	$16,818	$21,725
BizjetMobile service fees - related parties	19,387	29,374
Total revenue	$36,205	$51,099

Operating expenses
Selling, general and administrative expenses	171,591	168,784
Marketing fees and expenses - related party	216,065	177,471
Engineering services - related party	161,210	179,637
Amortization of capitalized termination fee to a related party	41,216	41,216
Freight - related party	1,085	2,523
Communications and data - related party	13,618	16,702
Components - related party	-	1,189
Office expenses - related party	1,056	-
Technical service support - related party	48,000	48,700
Trade shows - related party	-	3,197
Total operating expenses	653,841	639,419

Loss from operations	(617,636)	(588,320)

Other (income) expense
Interest	131,154	133,102
Interest - related party	16,394	18,320
Capital raising fees	-	12,837
Total other (income) expense	147,548	164,259

Net loss	$(765,184)	$(752,579)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	182,112,766	171,760,747

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders' Equity
		($)	($)	($)	($)	($)	($)
June 30, 2018	161,960,376	16,197	10,102,337	26,186	(5)	(11,306,527)	(1,161,812)

Issuance of stock for cash	15,056,001	1,506	280,802	-	-	-	282,308
Issue of shares for convertible note interest	1,958,333	196	35,054	-	-	-	35,250
Issuance of stock for services	638,056	64	12,773	-	-	-	12,837
Issuance of shares for debt to related parties	2,500,000	250	62,250	-	-	-	62,500
Net loss for the year ended	-	-	-	-	-	(752,579)	(752,579)

June 30, 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,059,106)	(1,521,496)

Net loss for the year ended	-	-	-	-	-	(765,184)	(765,184)

June 30, 2020	182,112,766	18,213	10,493,216	26,186	(5)	(12,824,290)	(2,286,680)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

	For the years Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(765,184)	$(752,579)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation for interest	-	97,750
Stock compensation for service	-	12,837
Amortization of intangibles	41,216	41,216
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	121,663	42,304
Increase (Decrease) in deferred revenue	(6,343)	5,300
Increase (Decrease) in related party payables	264,152	211,545
Decrease (Increase) in accounts receivable	11,963	(11,963)
Net cash used in operating activities	(332,533)	(353,590)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	-	19,517
Payments on loans	(5,347)	-
Proceeds from issuance of common stock	-	282,308
Funds received pending issuance of common stock	346,646	11,500
Net cash provided by financing activities	341,299	313,325

Net Increase/(Decrease) in cash	8,766	(40,265)
Cash, beginning of period	192	40,457
Cash, end of period	$8,958	$192

Supplemental schedule of non-cash activities:
Cash paid for interest	$5,564	$52,756
Stock issued for payable conversion	$-	$62,500

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

AS-IP Tech, Inc. (“AS-IP”, the “Company”) formerly ASI Entertainment, Inc., was incorporated in the State of Delaware on April 29, 1998. The Company owns intellectual property from which two product lines called BizjetMobile and fflya have been developed. The products deliver inflight connectivity for business aviation (BizjetMobile) and commercial airlines (fflya) respectively.

Basis of Presentation

The financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. The financial statements are expressed in United States dollars. The Company’s fiscal year ends June 30.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has recurring operating losses, limited funds and has accumulated deficits. These factors, among others, raise substantial doubt that the Company will be unable to continue as a going concern.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2020 and 2019, the allowance for doubtful account balances are $0 and $0, respectively. The bad debt expense, including the direct written-off accounts receivables, incurred for the years ended June 30, 2020 and 2019 are $0 and $0, respectively.

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

When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of future undiscounted cash flows. If the sum of the expected future cash flows is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value which is estimated and calculated by discounted cash flow method. The Company has determined that an impairment charge is not required 2020 and 2019.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

At June 30, 2020 the Company had net operating loss carryforwards of $11,530,547 which started to expire in 2019. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance for those with a 20 year life of $2,102,685 in 2020, compared to $2,532,412 in 2019 and an 80% allowance for those with an indefinite life of $254,984 in 2020, compared to $126,433 in 2019. The change in the valuation allowance for U.S. tax purposes in 2020 and 2019 was $128,551 and $126,433, respectively.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the year ended June 30, 2020.

Share-based payments

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

Revenue recognition

The Company recognizes revenue from the sales of goods and services under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company has adopted the modified retrospective method for recording revenue. The Company recognizes revenue net of direct costs, such as commissions and hardware costs.

The Company sells its hardware and services through related party distributors. Revenue is recognized on an accrual basis as earned under contract or license agreements. Communication services are provided on the basis of non refundable monthly prepayment and revenue is recognized using the output method. In cases where customers negotiate to pay for services over longer periods, the additional prepayment is taken up as deferred revenue and then revenue is recognized over the agreed term. Hardware sales require payment before delivery of the equipment.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred revenue

The Company receives payment for services in advance before the subscription service is provided. The company recognizes the revenue as being earned as the services are provided. Deferred revenue of $21,696 and $6,079 was recognized in the 2020 and 2019 years respectively.

Reclassification

Certain amounts in the prior period presented, have been reclassified to conform to the current period financial statement presentation. These reclassification have no effect on previously reported net income.

Recent Accounting Pronouncements

The company has evaluated the recent accounting pronouncements and believes that none of them have a material effect on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2020 and 2019, the Company has incurred “related parties payables”, $826,716 and $562,564 respectively. The main component is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. Interest accrued for the advance in the years ended June 30, 2020 and 2019 was $16,395 and $18,320. The loan and accumulated interest will be repaid from surplus operating cash, when funds are available.

As of June 30, 2020 and 2019, the Company had “due to related parties” of $228,811 which are advances made by related parties to provide operating funds. The “due to related parties” balances are non-interest bearing and unsecured. Due to the short term structure of these notes the company does not impute interest expense or recognize a discount on the face value of the notes.

As of June 30, 2020 and 2019, the Company had “Accounts receivable -related parties” of $0 and $11,963 due from entities affiliated through common stockholders and directors, which operate as distributors for the Company’s products and services.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2020 and 2019, the Company provided $41,216 and $41,216 respectively for amortization of the value of the intellectual property.

In 2020 and 2019, the Company recorded net revenue of $16,818 and $21,725 respectively from entities affiliated through common stockholders and directors for BizjetMobile system sales after deduction of commission and hardware costs of $16,151 and $21,235 respectively.

In 2020 and 2019, the Company recorded revenue of $19,387 and $29,374 respectively from entities affiliated through common stockholders and directors for BizjetMobile service fees after deduction of commissions of $3,706 and $9,333 respectively.

In 2020 and 2019, the Company incurred expenses of $82,600 and $93,900 respectively to entities affiliated through common stockholders and directors for management expenses.

In 2020 and 2019, the Company incurred expense of $216,065 and $177,471 to entities affiliated through common stockholders and directors for marketing expenses. This includes fees of $96,000 and $96,000 paid to the President, Ron Chapman in 2020 and 2019.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

In 2020 and 2019, the Company incurred expense of $161,210 and $179,637 to entities considered related parties for engineering services.

In 2020 and 2019, the Company incurred expense of $48,000 and $48,700 to entities affiliated through common stockholders and directors for technical service support.

In 2020 and 2019, the Company incurred cost of sales, comprising commissions and hardware costs, of $21,653 and $30,568 to entities affiliated through common stockholders and directors.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

The Company has authorized capital of 500,000,000 shares of common stock with a par value of $0.0001.

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

The Company as of June 30, 2020 had 182,112,766 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

As of June 30, 2020, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

Subscription for capital

As of June 30, 2020 and June 30, 2019, the Company had received $361,646 and $15,000 respectively, representing funds received to purchase the Company’s common stock.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Subscriptions payable

As of June 30, 2020, the Company has a total of 1,422,389 shares payable to an individual with a net value of $26,186. The shares have subsequently been issued.

Stock Options

During the year ended June 30, 2017, the Company issued stock options to acquire 341,500 shares of the Company’s common stock at a price of $0.10 per share. The term of the options is 5 years from the date of issue. The options were issued in return for capital raising services and the accounts reflect an option cost of $7,360.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2018	341,500	$0.10	3.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2019	341,500	$0.10	2.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2020	341,500	$0.10	1.17	$0

NOTE 5 - INTANGIBLE ASSETS

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In the year ended June 30, 2018, the Company took up an impairment charge of $113,832 to reflect a lower value of the technology. On the basis that the technology has a useful life of 5 years, and that the Company had taken up amortization to that date of $240,000, the Company provided for amortization of $41,216 in the years ended June 30, 2020 and 2019 respectively.

NOTE 6 - LOANS

Loans in the Company’s balance sheets are made up of:

1. The Company has an unsecured loan from a third party with balance outstanding at June 30, 2020 of $20,335 (June 30, 2019 $30,170). Interest is calculated at a rate of 20% per annum with interest of $5,165 and $7,443 taken up in the years ended June 30, 2020 and 2019 respectively. The Company is making principal and interest payments for the loan when funds are available.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

2. The Company has outstanding unsecured loans totaling $70,295 from shareholders at June 30, 2020 and 2019. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At June 30, 2020 and 2019, the Company had accumulated interest on the loans of $12,901 and $8,425 calculated at the Company’s prevailing share price. The interest will be converted, in due course, by the issue of shares of common stock.

3. In 2018, the Company issued Convertible Notes which totaled $607,500, to fund the development of its fflya systems. Two issues were made as follows:

The first convertible note for $337,500. Terms of the issue are:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.03 per share.

-Maturity date: December 1, 2020. Management are in discussion with the note holders to extend the term for a further three years.

A second convertible note issue for $270,000, on the following terms:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.05 per share

-Maturity date:  December 1, 2020. Management are in discussion with the note holders to extend the term for a further three years.

In return for providing the funding, investors will receive commissions on Viator tours and attractions for the first 27 system installations. Each investor will receive a commission for three years on terms to be agreed, based on the net revenue received once the systems commence operation,. To date, no systems have been installed and no commissions have been paid. None of the Notes have been converted to shares to date.

NOTE 7 - SIGNIFICANT SUBSEQUENT EVENTS

Since June 30, 2020, the Company has continued to raise capital to fund its operations through the sale of shares, and has received a total of $450,787 up to the date of this report.

NOTE 8 - RISKS & UNCERTAINTIES

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 could have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on the Company’s ability to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Any disruption or delay of the Company’s suppliers or customers would likely impact the Company’s sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect global economies and financial markets, resulting in an economic downturn that could significantly impact our operating results.

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

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2020.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

As of June 30, 2020, management performed, with the participation of our President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's forms, and that such information is accumulated and communicated to our management including our President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our President and Chief Financial Officer concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2020, were not effective due to material weaknesses resulting from our lack of US GAAP knowledge and segregation of duties.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2020. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2020 were not effective.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RICHARD LUKSO, 87, is the Chairman and Director of the Company. Mr Lukso commenced his career in aviation in 1953 at USMC in the Marine Air Wing.  His career has included senior executive positions with Lear Inc., Garrett AiResearch and Learjet. In 1988, Mr Lukso joined Securaplane Technologies Inc. as President and General Manager and co-owner. The company grew from 5 employees and one product to 100 employees and five innovative products serving airlines and general aviation. In 2000, Mr Lukso sold Securaplane Technologies Inc. to Danaher Corporation.

RONALD J. CHAPMAN, 68, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 75, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. ("Chappell Salikin"), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 69, has been a director of the Company since its inception. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to AS-IP Tech, Inc. since inception. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of Chartered Accountants Australia & New Zealand since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2019 and 2020. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2020:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Richard Lukso, Chairman	2020 2019	- -	- -	$ - $ -
Ronald Chapman, President	2020 2019	- -	- -	$ 96,000(1) $ 96,000(1)
Philip Shiels, Chief Financial Officer	2020 2019	- -	- -	$ 82,600(2) $ 93,900(2)
Graham Chappell, Director	2020 2019	- -	- -	$ - $ -

(1) Marketing fee, paid or accrued

(2) Officers management fee, paid or accrued

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) President and director 1 Bass Drive, Torquay, Vic., 3228 Australia	12,757,951	5.3%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	3,271,406	1.4%
Philip A. Shiels (4) Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	18,448,522	7.7%
Richard Lukso (5) Director 4331 E Haven Ln Tucson, AZ, 85712	2,640,000	1.1%
Eric P. van der Griend (6) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	5.9%

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
David & Beverly Chalmers (7) 10 Breaker Court Ocean Grove Vic., 3226 Australia	13,320,354	5.5%
Reginald Edward Gleeson (8) 57 Black St. Brighton Vic., 3186 Australia	15,644,030	6.5%
Roman Lohyn (9) 5 Rothesay Avenue Brighton Vic., 3186 Australia	24,483,338	10.1%
All the officers and directors as a group (4 persons)	37,117,879	15.4%

(1)  Assumes 240,893,414 shares of Common Stock issued and outstanding.

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

(3)  Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 2,240,000 shares.

(4)  Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 3,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 8,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 7,000,000 shares.

(5)  Richard Lukso, Chairman and a director of the Company, holds 1,140,000 shares directly and is the beneficial owner of 1,500,000 shares held by the Lukso Family Trust DTD 4/29/97.

(6)  Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 shares.

(7)  David and Beverly Chalmers are trustees of the Broben Superannuation Fund which holds 13,230,354 shares.

(8)  Reginald Edward Gleeson is a trustee of Regsher Pty. Ltd. Superannuation Fund which owns 15,644,030 shares.

(9)  Roman Lohyn is a trustee of Mostyn Superannuation Fund which owns 23,133,338 shares, a director of Roman Lohyn Pty. Ltd. which owns 1,000,000 shares and a director of Sorcerer Pty. Ltd. which owns 350,000 cheers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ron Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASiQ Pty. Ltd. ("ASiQ").

ASiQ provides technical support for the Company’s business jet program, and in the year ended June 30, 2020, received a monthly retainer plus outgoings.

Chapman International Pty. Ltd., of which Ron Chapman is a director and shareholder, was paid marketing and engineering service fees during the year ended June 30, 2020.

Shiels and Co., of which Philip Shiels is the principal, was paid management fees during the year ended June 30, 2020.

BizjetMobile LLC, the North and South American distributor for BizjetMobile services and systems, is 50% owned by ASiQ.

The owner of Chapman Reid, the European and Middle East distributor for BizjetMobile services and systems, is related to Ron Chapman.

Since June 30, 2017, the Company entered into a license agreement with ASiQ, under which the Company granted ASiQ the right to develop, manufacture, market and commercialize the Company’s intellectual property for global military and government applications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2019 and June 30, 2020 were $0 and $30,000 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2019 and 2020.

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

Dated: May 5, 2021

By:  /s/ Ronald J. Chapman

President

By:  /s/ Philip A. Shiels

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Lukso	Director	May 5, 2021
Richard Lukso

/s/ Ronald J. Chapman	Director	May 5, 2021
Ronald J. Chapman

/s/ Graham O. Chappell	Director	May 5, 2021
Graham O. Chappell

/s/ Philip A. Shiels	Director	May 5, 2021
Philip A. Shiels