Form 10-Q
period 2020-09-30
AS-IP TECH INC
filed 2021-07-02
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2021, there were 255,149,894 outstanding shares of the issuer's Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	June 30, 2020
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$66,201	$8,958
Accounts receivable - related parties, net	0	0
Total current assets	66,201	8,958

Intangible assets - related party, net of accumulated amortization for $332,735 as of Sep. 30, 2020 and $322,431 as of June 30, 2020	3,433	13,737

Total assets	$69,634	$22,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$213,392	$179,267
Related party payables	934,381	826,716
Due to related parties	228,811	228,811
Loans	703,196	711,043
Deferred revenue	0	1,892
Subscription for capital	142,511	361,646
Total current liabilities	2,222,291	2,309,375

Total liabilities	2,222,291	2,309,375

Commitment and contingencies (Note 3)

Stockholders' Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 218,931,125 and 182,112,766 were issued and outstanding as of Sep. 30, 2020 and June 30, 2020, respectively	21,893	18,213
Additional paid-in capital	10,933,720	10,493,216
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(13,134,451)	(12,824,290)
Total stockholders' deficit	(2,152,657)	(2,286,680)

Total liabilities and stockholders' deficit	$69,634	$22,695

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Sep. 30, 2020	Three Months Ending Sep. 30, 2019

Revenue
BizjetMobile system sales - related parties	$8,001	$7,653
BizjetMobile service fees - related parties	8,031	7,357
Total revenue	$16,032	$15,010

Operating expenses
General and administrative expenses	120,331	156,396
Selling expenses	164,000	39,065
Total operating expenses	284,331	195,461

Loss from operations	(268,299)	(180,451)

Other (income) expense
Interest	37,596	32,771
Interest - related party	4,266	3,999
Total other (income) expense	41,862	36,770

Net loss	$(310,161)	$(217,221)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	214,950,640	182,112,766

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders' Equity
		($)	($)	($)	($)	($)	($)
Balance, June 30, 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,059,106)	(1,521,496)

Net loss for the period	-	-	-	-	-	(217,221)	(217,221)

Balance, Sep. 30, 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,276,327)	(1,738,717)

Balance, June 30, 2020	182,112,766	18,211	10,493,216	26,186	(5)	(12,824,290)	(2,286,682)

Issuance of stock for cash	32,581,499	3,258	379,831	-	-	-	383,089
Issue of shares in lieu of interest	468,642	47	11,272	-	-	-	11,319
Issue of shares for services	545,994	55	6,661	-	-	-	6,716
Issuance of shares for debt to related party	2,222,224	222	30,539	-	-	-	30,761
Issue of shares in lieu of directors fees	1,000,000	100	12,200	-	-	-	12,300
Net loss for the period	-	-	-	-	-	(310,161)	(310,161)

Balance, Sep. 30, 2020	218,931,125	21,893	10,933,720	26,186	(5)	(13,134,451)	(2,152,657)

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ending Sep. 30, 2020	Three Months Ending Sep. 30, 2019

Cash flows from operating activities:
Net loss	$(310,161)	$(217,221)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles	10,304	10,303
Issuance of common stock for directors fees	12,300	-
Issuance of common stock for services	6,716	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	34,125	27,180
Increase (Decrease) in related party payables	138,460	85,791
Increase (Decrease) in deferred revenue	(1,892)	1,578
Decrease (Increase) in accounts receivable	-	11,963
Net cash used in operating activities	(110,148)	(80,406)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	3,471	-
Payments on loans	-	(1,355)
Proceeds from issuance of common stock	21,300	-
Funds received pending issuance of common stock	142,620	81,935
Net cash provided by financing activities	167,391	80,580

Net Increase/(Decrease) in cash	57,243	174
Cash, beginning of period	8,958	192
Cash, end of period	$66,201	$366

Supplemental schedule of non-cash activities:
Cash paid for interest	$-	$2,019
Common stock paid for interest payable	$11,319	$-
Issuance of shares for debt to related party	$12,300	$-

The accompanying notes are an integral part of these financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2020.

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

Note 3. Related Party Transactions

As of September 30, 2020 and June 30, 2020, the Company has recorded as “related party payables”, $824,381 and $826,716, respectively. As these related party payables have become core debt of the Company, the terms on which they are provided are currently being renegotiated. A large component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended September 30, 2020 and September 30, 2019, the Company recorded Interest - related party of $4,266 and $3,999 respectively.

As of September 30, 2020 and June 30, 2020, the Company had “Due to related parties” of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property and as a result, wrote off $113,832 as a loss of impairment. As of September 30, 2020 and June 30, 2020, the Company has accumulated $332,735 and $322,431 respectively for amortization of the value of the intellectual property.

In the three months ended September 30, 2020 and September 30, 2019 respectively, the Company recorded net revenue of $8,031 and $7,357 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the three months ended September 30, 2020 and September 30, 2020 respectively, the Company recorded revenue of $8,001 and $7,653 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended September 30, 2020 and September 30, 2019 respectively, the Company incurred expenses of approximately $8,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended September 30, 2020 and September 30, 2019 respectively, the Company incurred marketing expense of $164,000 and $39,065 to entities affiliated through common stockholders and directors. The marketing expense in the three months ended September 30, 2020 included a fee to related parties of $110,000 following the successful negotiation for the evaluation of the Company’s fflya system on the UK fleet of Wizz Air This will be satisfied with the issue of 11,000,000 shares of the Company’s common stock.

In the three months ended September 30, 2020 and September 30, 2019 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended September 30, 2020 and September 30, 2019 respectively, the Company incurred cost of sales of commissions of $6,060 and $6,374 and hardware cost of sales of $0 and $2,087, to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended September 30, 2020 and September 30, 2019 respectively, the Company incurred engineering service costs of $18,000 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders' Deficit

As of September 30, 2020, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 218,931,125 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of September 30, 2020, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the period to September 30, 2020, the Company received subscriptions for capital of $163,920, for which it has issued 2,130,000 shares of common stock at $0.01 per share and 14,251,100 shares of common stock at $0.01 per share, subsequent to September 30, 2020.

The Company has Subscriptions payable of $26,186, included in Stockholders’ Deficit, which represents 1,422,389 shares of common stock to be issued when directed.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Due to the impact of Covid19, which has delayed the implementation of the Company’s fflya program, it has been renegotiating its outstanding loans, as well as raising additional funding. As a result, over the past 6 months the Company has been able to commission its first A321 installations.

Loans in the Company’s balance sheet are made up of:

1.  The Company has an unsecured loan from a third party with balance outstanding at September 30, 2020 of $17,569 (June 30, 2020 $20,348). Interest is calculated at a rate of 20% per annum with interest of $971 and $1,458 taken up in the three months ended September 30, 2020 and September 30, 2019, respectively. The Company is making or accruing principal and interest payments for the loan of $1,250 per month.

2.  The Company has outstanding unsecured loans totalling $70,295 from shareholders at September 30, 2020 and June 30, 2020. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At September 30, 2020 the Company had accumulated interest on the loans of $7,831 calculated at the Company’s prevailing share price. The interest will be converted to shares of common stock as stated above.

Effective July 1, 2021, shareholders with $60,295 of the loans have agreed to change their loans to convertible notes on the following basis:

-Conversion price: $0.05 per share

-Interest rate 20% per annum, which at the Company’s election, can be satisfied either in cash or shares at the Conversion Price

-Maturity date: December 31 2023

3.  In 2018, the Company issued Convertible Notes which totalled $607,500 at September 30, 2020 (balance at June 30, 2020 $607,500) to fund the development of its fflya systems.

Two issues were made as follows:

The first convertible note for $337,500 on the following terms:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.03 per share.

-Maturity date: December 1, 2020, which has now been extended to December 31, 2023. Conditional on the extension of the term, the holders agreed to advance an additional $200,000 on the same terms above, except the conversion price is to be $0.015 per share on the additional amount.

A second convertible note issued for $270,000, on the following terms:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.05 per share

-Maturity date:  December 1, 2020, which has now been extended to December 31, 2023. In negotiating the extension of the term, the holders agreed to advance an additional $155,000 on the same terms above.

In return for providing the original Convertible Note funding, investors will receive commissions on Viatour tours and attractions for the first 27 system installations. Each investor will receive a commission for three years on terms to be agreed, based on the net revenue received once the systems commence operation. To date, no systems have been installed and no commissions have been paid. None of the Notes have been converted to shares to date.

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $332,735 at September 30, 2020 and $322,431 at June 30, 2020.

Note 8. Subsequent Events

In the period since September 30, 2020, the Company has received cash of $77,129 as Subscriptions for capital and for which it has issued 7,712,900 shares.

In the period since September 30, 2020, the Company has received cash of $325,000 as advances for convertible notes. Terms of the issue are being finalised.

There have not been any other significant events since balance date, September 30, 2020 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the three months ended September 30, 2020 and the Form 10-K for the fiscal year ended June 30, 2020

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and Chiimp are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

In the three months period ended September 30, 2020, the Company recorded revenue of $16,032, compared to revenue of $15,010 in the corresponding three-month period ended September 30, 2019, as a result of lower Chiimp service fees and system sales.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $284,331 in the three months ended September 30, 2020 and $195,461 in the three months ended September 30, 2019. Main components are engineering and marketing expenses. In the three months ended September 30, 2020, the Company recorded an Operating Loss of $268,299 compared to an Operating Loss of $180,451 in the three months ended September 30, 2019.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $41,862 and $36,770 in the three months ended September 30, 2020 and 2019 respectively. This resulted in Net Losses of $310,161 and $213,937 in the three months ended September 30, 2020 and 2019 respectively.

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

The cash and cash equivalents balance was $66,201 at September 30, 2020 and $8,958 at June 30, 2020.

The Company reported revenue of $16,032 in the three months ended September 30, 2020 compared to $15,010 in the three month period ended September 30, 2019. The Company incurred a loss of $268,299 from operating activities for the three months to September 30, 2020, compared to a loss of $180,451 from operating activities for the three months to September 30, 2019. Net cash used in operating activities for the three months ended September 30, 2020 was $110,148 compared to $80,406 during the three months ended September 30, 2019. Operating cash requirement in the three months ended September 30, 2020 was reduced mainly through increased accounts payable and issuance of stock for marketing.

The cash flow of the Company from financing activities for the three months ended September 30, 2020 was $167,391 as a result of funds received pending issue of common stock and proceeds from issuance of common stock. In the three months ended September 30, 2019, the cash flow from financing activities was $80,580 mainly from funds received pending issue of common stock.

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

Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are ineffective and have material weaknesses as set out in the June 30, 2020 Form 10-K, such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company's management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2020. Based on that evaluation, our management concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in "Note 4. Stockholders’ Deficit" in the Financial Statements above, during the three months ended September 30, 2020, the Company issued 32,581,499 shares of common stock valued at $383,053 for cash, that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The proceeds from the share sales have been used for the Company’s airline program and operating costs.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2020:

The Company filed a Form 8-K on August 19, 2020.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	July 2, 2021
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	July 2, 2021
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	July 2, 2021
Graham O. Chappell