Form 10-Q
period 2020-12-31
AS-IP TECH INC
filed 2021-07-26
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

(Issuer’s telephone number)

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

As of July 26, 2021, there were 255,149,894 outstanding shares of the issuer’s Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31, 2020	June 30, 2020
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$11,231	$8,958
Total current assets	11,231	8,958

Intangible assets - related party, net of accumulated amortization for $332,735 as of Dec. 31, 2020 and $322,431 as of June 30, 2020	-	13,737

Total assets	$11,231	$22,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$246,767	$179,267
Related party payables	579,717	826,716
Due to related parties	228,811	228,811
Loans	-	711,043
Deferred revenue	-	1,892
Subscription for capital	188,688	361,646
Total current liabilities	1,243,983	2,309,375

Non-Current Liabilities
Loans	$706,526	$-
Loans - related parties	375,000	-
Total non-current liabilities	1,081,526	-

Total liabilities	2,325,509	2,309,375

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 219,622,125 and 182,112,766 were issued and outstanding as of Dec. 31, 2020 and June 30, 2020, respectively	21,962	18,213
Additional paid-in capital	10,940,560	10,493,216
Subscriptions payable	26,186	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(13,302,981)	(12,824,290)
Total stockholders’ deficit	(2,314,278)	(2,286,680)

Total liabilities and stockholders’ deficit	$11,231	$22,695

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Dec. 31, 2020	Three Months Ending Dec. 31, 2019	Six Months Ending Dec. 31, 2020	Six Months Ending Dec. 31, 2019

Revenue
BizjetMobile system sales - related parties	$-	$5,738	$8,001	$13,032
BizjetMobile service fees - related parties	20,786	3,006	28,817	10,721
Total revenue	20,786	8,744	36,818	23,753

Operating expenses
General and administrative expenses	93,526	109,287	213,857	265,681
Selling expenses	54,000	69,000	218,000	108,065
Total operating expenses	147,526	178,287	431,857	373,746

Loss from operations	(126,740)	(169,543)	(395,039)	(349,993)

Other (income) expense
Interest	37,455	33,699	75,051	66,471
Interest - related party	4,335	4,065	8,601	8,064
Total other expense	41,790	37,764	83,652	74,535

Net loss	$(168,530)	$(207,307)	$(478,691)	$(424,528)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	219,449,375	182,112,766	218,189,751	182,112,766

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)	($)
Balance, June 30, 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,059,106)	(1,521,496)

Net loss for the period	-	-	-	-	-	(217,221)	(217,221)

Balance, Sep. 30, 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,276,327)	(1,738,717)

Net loss for the period	-	-	-	-	-	(207,307)	(207,307)

Balance, Dec. 31, 2019	182,112,766	18,213	10,493,216	26,186	(5)	(12,483,634)	(1,964,024)

Balance, June 30, 2020	182,112,766	18,211	10,493,216	26,186	(5)	(12,824,290)	(2,286,682)

Issuance of shares for cash	32,581,499	3,258	379,831	-	-	-	383,089
Issue of shares in lieu of interest	468,642	47	11,272	-	-	-	11,319
Issue of shares for services	545,994	55	6,661	-	-	-	6,716
Issuance of shares for related party payables	2,222,224	222	30,539	-	-	-	30,761
Issue of shares in lieu of directors fees	1,000,000	100	12,200	-	-	-	12,300
Net loss for the period	-	-	-	-	-	(310,161)	(310,161)

Balance, Sep. 30, 2020	218,931,125	21,893	10,933,720	26,186	(5)	(13,134,451)	(2,152,657)

Issuance of shares for cash	691,000	69	6,840	-	-	-	6,909
Net loss for the period	-	-	-	-	-	(168,530)	(168,530)

Balance, Dec. 31, 2020	219,622,125	21,962	10,940,560	26,186	(5)	(13,302,981)	(2,314,278)

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending Dec. 31, 2020	Six Months Ending Dec. 31, 2019

Cash flows from operating activities:
Net loss	$(478,691)	$(424,528)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles	13,737	20,608
Issuance of common stock for directors fees	12,300	-
Issuance of common stock for services	6,716	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	67,499	57,987
Increase (Decrease) in related party payables	158,796	138,541
Increase (Decrease) in deferred revenue	(1,892)	(2,260)
Decrease (Increase) in accounts receivable	-	11,963
Net cash used in operating activities	(221,535)	(197,689)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	6,912	-
Repayments to loans	-	(1,780)
Proceeds from issuance of common stock	28,208	-
Funds received pending issuance of common stock	188,688	221,813
Net cash provided by financing activities	223,808	220,033

Net Increase/(Decrease) in cash	2,273	22,344
Cash, beginning of period	8,958	192
Cash, end of period	$11,231	$22,536

Supplemental schedule of non-cash activities:
Cash paid for interest	$-	$3,409
Common stock paid for interest payable	$11,319	$-
Issuance of shares for related party payables	$12,300	$-
Issuance of shares from Subscriptions for capital	$354,881	$-
Related party payables transferred to Loans -related parties	$375,000	$-

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

(UNAUDITED)

Note 1. Organization, Business and Summary of Significant Accounting Policies

Organization and Description of Business

AS-IP Tech, Inc. (the “Company”) was formed on April 29, 1998 as a Delaware corporation.

The Company’s technology comprises two product lines called BizjetMobile and fflya. The products deliver inflight connectivity for business aviation and commercial airlines respectively. The Company receives revenue share from sales by distributors of products and serviced developed from its intellectual property.

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

The functional currency of the Company is the United States dollar. The unaudited condensed financial statements are expressed in United States dollars. It is management’s opinion that any material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended June 30, 2020.

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

Note 3. Related Party Transactions

As of December 31, 2020 and June 30, 2020, the Company has recorded as “related party payables”, $579,717 and $826,716, respectively. As these related party payables have become core debt of the Company, the terms on which they are provided are currently being renegotiated. A large component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended December 31, 2020 and December 31, 2019, the Company recorded Interest - related party of $4,335 and $4,065 respectively. In the six months ended December 31, 2020 and December 31, 2019, the company recorded Interest - related party of $8,601 and $8,064 respectively.

As of December 31, 2020 and June 30, 2020, the Company had “Due to related parties” of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property and as a result, wrote off $113,832 as a loss of impairment. As of December 31, 2020 and June 30, 2020, the Company has accumulated $336,168 and $322,431 respectively for amortization of the value of the intellectual property.

In the three months ended December 31, 2020 and December 31, 2019 respectively, the Company recorded net revenue of $20,786 and $3,006 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the six months ended December 31, 2020 and December 31, 2019 respectively, the Company recorded net revenue of $28,817 and $10,721 from entities affiliated through common stockholders and directors for BizjetMobile service fees. In the three months ended December 31, 2020 and December 31, 2019 respectively, the Company recorded revenue of nil and $5,738 from entities affiliated through common stockholders and directors for BizjetMobile system sales. In the six months ended December 31, 2020 and December 31, 2019 respectively, the Company recorded net revenue of $8,001 and $13,032 from entities affiliated through common stockholders and directors for BizjetMobile system sales.

In the three months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred expenses of approximately $9,750 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the six months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred expenses of approximately $17,750 and $48,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred marketing expense of $54,000 and $69,000 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred marketing expense of $218,000 and $108,065 to entities affiliated through common stockholders and directors. The marketing expense in the six months ended December 31, 2020 included a fee to related parties of $110,000 following the successful negotiation for the evaluation of the Company’s fflya system on the UK fleet of Wizz Air This has been satisfied with the issue of 11,000,000 shares of the Company’s common stock.

In the three months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred expense of $12,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the six months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred expense of $24,000 and $24,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred cost of sales of commissions of $8,908 and $2,997 and hardware cost of sales of $0 and $2,087, to entities affiliated through common stockholders and directors. In the six months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred cost of sales of commissions of $15,779 and $9,371 and hardware cost of sales of $2,087 and $4,174, to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred engineering service costs of $21,722 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business. In the six months ended December 31, 2020 and December 31, 2019 respectively, the Company incurred engineering service costs of $39,722 and $96,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders’ Deficit

As of December 31, 2020, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 219,622,125 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of December 31, 2020, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the six month period ended December 31, 2020, the Company received subscriptions for capital of $216,895, for which it has issued 2,821,000 shares of common stock at $0.01 per share and 18,868,579 shares of common stock at $0.01 per share, subsequent to December 31, 2020.

The Company has Subscriptions payable of $26,186, included in Stockholders’ Deficit, which represents 1,422,389 shares of common stock which were issued in February 2021.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Loans in the Company’s balance sheet are made up of:

a.The Company has an unsecured loan from a third party with balance outstanding at December 31, 2020 of $14,689 (June 30, 2020 $20,348). Interest is calculated at a rate of 20% per annum with interest of $830 and $1,368 taken up in the three months ended December 31, 2020 and December 31, 2019, respectively and $1,801 and $2,826 taken up in the six months ended December 31, 2020 and December 31, 2019, respectively. The Company is making or accruing principal and interest payments for the loan of $1,250 per month.

b.The Company has outstanding unsecured loans totalling $70,295 from shareholders at December 31, 2020 and June 30, 2020. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At December 31, 2020 the Company had accumulated interest on the loans of $14,081 calculated at the Company’s prevailing share price. The interest will be converted to shares of common stock as stated above.

Effective July 1, 2021, shareholders with $60,295 of the loans have agreed to change their loans to convertible notes on the following basis:

-Conversion price: $0.05 per share

-Interest rate 20% per annum, which at the Company’s election, can be satisfied either in cash or shares at the Conversion Price

-Maturity date: December 31 2023

c.In 2018, the Company issued Convertible Notes which totalled $607,500 at December 31, 2020 (balance at June 30, 2020 $607,500) to fund the development of its fflya systems.

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

d.In July 2021, related party contractors have agreed to accept convertible notes to reduce the debts they are owed. The full details of the convertible notes are still being finalised with proposed terms as follows:

-Total amount: $375,000

-Interest rate:  20% per annum, payable monthly in arrears in shares

-Conversion price:  $0.015 per share of the Company’s preferred stock.

-Effective date: December 31, 2020

-Maturity date: December 31, 2023

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $336,168 at December 31, 2020 and $322,431 at June 30, 2020.

Note 8. Subsequent Events

Subsequent to December 31, 2020, the Company has received cash of $24,045 as Subscriptions for capital and for which it has issued 2,404,500 shares.

Subsequent to December 31, 2020, the Company has received cash of $350,000 as advances for convertible notes which will be issued as outlined in Note 6.

There have not been any other significant events since balance date, December 31, 2020 until the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the six months ended December 31, 2020 and the Form 10-K for the fiscal year ended June 30, 2020

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and Chiimp are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners, and has been able to commission its first A321 installation. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities.

Implementation of the Company’s fflya program has been delayed due to the impact of Covid19, which has necessitated renegotiation of outstanding loans and debts, as well as raising additional funding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019

In the three months period ended December 31, 2020, the Company recorded revenue of $20,786, compared to revenue of $8,744 in the corresponding three-month period ended December 31, 2019, as a result of increased Chiimp service fees.

The Company incurred operating costs of $147,526 in the three months ended December 31, 2020 and $178,287 in the three months ended December 31, 2019. Main components are engineering and marketing expenses. In the three months ended December 31, 2020, the Company recorded an Operating Loss of $126,740 compared to an Operating Loss of $169,543 in the three months ended December 31, 2019.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $41,790 and $37,764 in the three months ended December 31, 2020 and 2019 respectively. This resulted in Net Losses of $168,530 and $207,281 in the three months ended December 31, 2020 and 2019 respectively.

SIX MONTHS ENDED DECEMBER 31, 2020 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2019

In the six months period ended December 31, 2020, the Company recorded revenue of $36,818, compared to revenue of $23,753 in the corresponding six-month period ended December 31, 2019, as a result of increased Chiimp service fees but after lower system sales.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $431,857 in the six months ended December 31, 2020 and $373,746 in the six months ended December 31, 2019. Main components are engineering and marketing expenses. In the six months ended December 31, 2020, the Company recorded an Operating Loss of $395,039 compared to an Operating Loss of $349,993 in the six months ended December 31, 2019.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $83,652 and $74,534 in the six months ended December 31, 2020 and 2019 respectively. This resulted in Net Losses of $478,691 and $424,528 in the six months ended December 31, 2020 and 2019 respectively.

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

The cash and cash equivalents balance was $11,231 at December 31, 2020 and $8,958 at June 30, 2020.

The Company reported revenue of $36,818 in the six months ended December 31, 2020 compared to $23,753 in the six month period ended December 31, 2019. The Company incurred a loss of $395,039 from operating activities for the six months to December 31, 2020, compared to a loss of $349,993 from operating activities for the six months to December 31, 2019. Net cash used in operating activities for the six months ended December 31, 2020 was $221,535 compared to $197,689 during the six months ended December 31, 2019. Operating cash requirement in the six months ended December 31, 2020 was increased mainly through increased accounts payable and related party payables.

The cash flow of the Company from financing activities for the six months ended December 31, 2020 was $223,808 as a result of funds received pending issue of common stock and proceeds from issuance of common stock. In the six months ended December 31, 2019, the cash flow from financing activities was $220,033 mainly from funds received pending issue of common stock.

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

Our management, including the Company’s President, and the Company’s Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are ineffective and have material weaknesses as set out in the June 30, 2020 Form 10-K, such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company’s management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2020. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2020, the Company issued 691,000 shares of common stock valued at $6,910 for cash that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The proceeds from the share sales have been used for the Company’s airline program and operating costs.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2020:

The Company filed a Form 8-K on October 14, 2020.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	July 26, 2021
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	July 26, 2021
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	July 26, 2021
Graham O. Chappell