Form 10-Q
period 2021-03-31
AS-IP TECH INC
filed 2021-08-05
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of August 5, 2021, there were 255,149,894 outstanding shares of the issuer’s Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	June 30, 2020
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash	$163,620	$8,958
Total current assets	163,620	8,958

Intangible assets - related party, net of accumulated amortization for $332,735 as of Mar. 31, 2021 and $322,431 as of June 30, 2020	-	13,737

Total assets	$163,620	$22,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$283,076	$179,267
Related party payables	623,498	826,716
Due to related parties	228,811	228,811
Loans	-	711,043
Deferred revenue	-	1,892
Subscription for capital	11,000	361,646
Total current liabilities	1,146,385	2,309,375

Non-Current Liabilities
Loans	$914,394	$-
Loans - related parties	375,000	-
Total non-current liabilities	1,289,394	-

Total liabilities	2,435,779	2,309,375

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 240,893,414 and 182,112,766 were issued and outstanding as of Mar. 31, 2021 and June 30, 2020, respectively	24,089	18,211
Additional paid-in capital	11,186,109	10,493,218
Subscriptions payable	0	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(13,482,352)	(12,824,290)
Total stockholders’ deficit	(2,272,159)	(2,286,680)

Total liabilities and stockholders’ deficit	$163,620	$22,695

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending Mar. 31, 2021	Three Months Ending Mar. 31, 2020	Nine Months Ending Mar. 31, 2021	Nine Months Ending Mar. 31, 2020

Revenue
BizjetMobile revenue	27,779	2,759	64,597	26,513

Operating expenses
General and administrative expenses	72,691	110,984	286,547	376,666
Selling expenses	87,000	54,000	305,000	162,065
Total operating expenses	159,691	164,984	591,547	538,731

Loss from operations	(131,912)	(162,225)	(526,950)	(512,218)

Other (income) expense
Interest	44,679	32,421	119,730	98,891
Interest - related party	2,781	4,131	11,382	12,196
Total other expense	47,460	36,552	131,112	111,087

Net loss	$(179,372)	$(198,777)	$(658,062)	$(623,305)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	233,697,748	182,112,766	223,283,619	182,112,766

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)	($)
Balance, June 30, 2019	182,112,766	18,211	10,493,218	26,186	(5)	(12,059,106)	(1,521,496)
Net loss for the period	-	-	-	-	-	(217,221)	(217,221)
Balance, Sep. 30, 2019	182,112,766	18,211	10,493,218	26,186	(5)	(12,276,327)	(1,738,717)

Net loss for the period	-	-	-	-	-	(207,307)	(207,307)
Balance, Dec. 31, 2019	182,112,766	18,211	10,493,218	26,186	(5)	(12,483,634)	(1,964,024)

Net loss for the period	-	-	-	-	-	(198,777)	(198,777)
Balance, Mar. 31, 2020	182,112,766	18,211	10,493,218	26,186	(5)	(12,682,411)	(2,144,801)

Balance, June 30, 2020	182,112,766	18,211	10,493,218	26,186	(5)	(12,824,290)	(2,286,680)
Issuance of shares for cash	32,581,499	3,258	379,831	-	-	-	383,089
Issue of shares in lieu of interest	468,642	47	11,272	-	-	-	11,319
Issue of shares for services	545,994	55	6,661	-	-	-	6,716
Issuance of shares for related party payables	2,222,224	222	30,539	-	-	-	30,761
Issue of shares in lieu of directors fees	1,000,000	100	12,200	-	-	-	12,300
Net loss for the period	-	-	-	-	-	(310,160)	(310,160)
Balance, Sep. 30, 2020	218,931,125	21,893	10,933,721	26,186	(5)	(13,134,450)	(2,152,655)

Issuance of shares for cash	691,000	69	6,840	-	-	-	6,909
Net loss for the period	-	-	-	-	-	(168,530)	(168,530)
Balance, Dec. 31, 2020	219,622,125	21,962	10,940,561	26,186	(5)	(13,302,980)	(2,314,276)

Issuance of shares for cash	19,648,900	1,965	199,524	-	-	-	201,489
Issuance of shares for subscriptions payable	1,422,389	142	26,044	(26,186)	-	-	0
Issuance of shares for related party payables	200,000	20	19,980	-	-	-	20,000
Net loss for the period	-	-	-	-	-	(179,372)	(179,372)
Balance, Mar. 31, 2021	240,893,414	24,089	11,186,109	-	(5)	(13,482,352)	(2,272,159)

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending Mar. 31, 2021	Nine Months Ending Mar. 31, 2020

Cash flows from operating activities:
Net loss	$(658,062)	$(623,305)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of intangibles	13,737	30,912
Issuance of common stock for directors fees	12,300	-
Issuance of common stock for services	6,716	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	103,811	92,078
Increase (Decrease) in related party payables	222,577	207,659
Increase (Decrease) in deferred revenue	(1,892)	(2,504)
Decrease (Increase) in accounts receivable	-	11,963
Net cash used in operating activities	(300,813)	(283,197)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	214,670	-
Repayments to loans	-	(3,484)
Proceeds from issuance of common stock	229,806	-
Funds received pending issuance of common stock	11,000	301,432
Net cash provided by financing activities	455,476	297,948

Net Increase/(Decrease) in cash	154,663	14,751
Cash, beginning of period	8,958	192
Cash, end of period	$163,621	$14,943

Supplemental schedule of non-cash activities:
Cash paid for interest	$-	$4,642
Common stock paid for interest payable	$11,319	$-
Issuance of shares for related party payables	$12,300	$-
Issuance of shares from Subscriptions for capital	$361,646	$-
Related party payables transferred to Loans -related parties	$375,000	$-

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

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

Note 3. Related Party Transactions

As of March 31, 2021 and June 30, 2020, the Company has recorded as “related party payables”, $1,623,498 and $826,716, respectively. As these related party payables have become core debt of the Company, the terms on which they are provided are currently being renegotiated. A large component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended March 31, 2021 and March 31, 2020, the Company recorded Interest - related party of $2,781 and $4,131 respectively. In the nine months ended March 31, 2021 and March 31, 2020, the company recorded Interest – related party of $11,382 and $12,196 respectively.

As of March 31, 2021 and June 30, 2020, the Company had “Due to related parties” of $228,811 and $228,811 respectively which are advances made by related parties to provide capital and outstanding directors fees. These amounts are non-interest bearing, unsecured and due on demand.

In 2016, the Company acquired the BizjetMobile intellectual property from a related party for $450,000. In 2018, management re-assessed the net book value of the intellectual property and as a result, wrote off $113,832 as a loss of impairment. As of March 31, 2021 and June 30, 2020, the Company has accumulated $336,168 and $322,431 respectively for amortization of the value of the intellectual property.

In the three months ended March 31, 2021 and March 31, 2020 respectively, the Company recorded gross revenue of $35,684 and $0 from entities affiliated through common stockholders and directors for BizjetMobile system sales. In the nine months ended March 31, 2021 and March 31, 2020 respectively, the Company recorded gross revenue of $61,379 and $22,980 from entities affiliated through common stockholders and directors for BizjetMobile system sales. In the three months ended March 31, 2021 and March 31, 2020 respectively, the Company recorded gross revenue of $4,000 and $3,838 from entities affiliated through common stockholders and directors for BizjetMobile service sales. In the nine months ended March 31, 2021 and March 31, 2020 respectively, the Company recorded gross revenue of $30,092 and $18,157 from entities affiliated through common stockholders and directors for BizjetMobile service sales.

In the three months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred expenses of approximately $11,253 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the nine months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred expenses of approximately $29,003 and $72,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred marketing expense of $87,000 and $54,000 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred marketing expense of $305,000 and $162,065 to entities affiliated through common stockholders and directors. The marketing expense in the nine months ended March 31, 2021 included a fee to related parties of $110,000 following the successful negotiation for the evaluation of the Company’s fflya system on the UK fleet of Wizz Air This has been satisfied with the issue of 11,000,000 shares of the Company’s common stock.

In the three months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred expense of $12,000 and $16,000 to entities affiliated through common stockholders and directors for technical service support. In the nine months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred expense of $40,000 and $36,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended March 31, 2021and March 31, 2020 respectively, the Company incurred cost of sales of commissions and hardware costs of $11,905 and $1,079, to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred cost of sales of commissions and hardware costs of $29,771 and $14,624, to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred engineering service costs of $22,500 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business. In the nine months ended March 31, 2021 and March 31, 2020 respectively, the Company incurred engineering service costs of $62,222 and $144,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders’ Deficit

As of March 31, 2021, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 240,893,414 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of March 31, 2021, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the nine month period ended March 31, 2021, the Company received subscriptions for capital of $240,940, for which it has issued 21,969,699 shares of common stock at $0.01 per share, 500,000 shares at $0.02 per share and subsequent to March 31, 2021 issued 1,100,000 shares of common stock at $0.01 per share.

The Company had Subscriptions payable of $26,186, included in Stockholders’ Deficit, which represents 1,422,389 shares of common stock which were issued in February 2021.

Note 5. Commitments and Contingencies

The Company does not have any arrangements to lease premises for its operations. The Company does not have any legal matters outstanding.

Note 6. Loans

Loans in the Company’s balance sheet are made up of:

a.The Company has an unsecured loan from a third party with balance outstanding at March 31, 2021 of $11,580 (June 30, 2020 $20,348). Interest is calculated at a rate of 20% per annum with interest of $681 and $1,233 taken up in the three months ended March 31, 2021 and March 31, 2020, respectively and $2,482 and $4,060 taken up in the nine months ended March 31, 2021 and March 31, 2020, respectively. The Company is making or accruing principal and interest payments for the loan of $1,250 per month.

b.The Company has outstanding unsecured loans totalling $70,295 from shareholders at March 31, 2021 and June 30, 2020. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At March 31, 2021 the Company had accumulated interest on the loans of $25,020 calculated at the Company’s prevailing share price. The interest will be converted to shares of common stock as stated above.

Effective July 1, 2021, shareholders with $60,295 of the loans have agreed to change their loans to convertible notes on the following basis:

-Conversion price: $0.05 per share

-Interest rate 20% per annum, which at the Company’s election, can be satisfied either in cash or shares at the Conversion Price

-Maturity date: December 31 2023

c.In 2018, the Company issued Convertible Notes which totalled $607,500 at March 31, 2021 (balance at June 30, 2020 $607,500) to fund the development of its fflya systems.

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

-Effective date: December 31, 2020

-Maturity date: December 31, 2023

Note 7. Intangible Assets

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In 2018, management re-assessed the net book value of the intellectual property, and as a result, has written off $113,832 as a Loss of impairment. On the basis that the technology has a useful life of 5 years, the Company has provided for amortization of $336,168 at March 31, 2021 and $322,431 at June 30, 2020.

Note 8. Subsequent Events

Subsequent to March 31, 2021, the Company has received cash of $11,000 as Subscriptions for capital and for which it has issued 1,100,000 shares.

Subsequent to March 31, 2021, the Company has received cash of $150,000 as advances for convertible notes which will be issued as outlined in Note 6.

There have not been any other significant events since balance date, March 31, 2021 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the nine months ended March 31, 2021 and the Form 10-K for the fiscal year ended June 30, 2020

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and Chiimp are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the Company has been working with Wizz Air, installing a system on an A321, ready for testing.

Implementation of the Company’s fflya program has been delayed due to the impact of Covid19, which has necessitated renegotiation of outstanding loans and debts, as well as raising additional funding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

In the three months period ended March 31, 2021, the Company recorded revenue of $27,779, compared to revenue of $2,759 in the corresponding three-month period ended March 31, 2020, as a result of increased Chiimp service fees.

The Company incurred operating costs of $159,691 in the three months ended March 31, 2021 and $164,984 in the three months ended March 31, 2020. Main components are engineering and marketing expenses. In the three months ended March 31, 2021, the Company recorded an Operating Loss of $131,912 compared to an Operating Loss of $162,225 in the three months ended March 31, 2020.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $44,679 and $32,421 in the three months ended March 31, 2021 and 2020 respectively. This resulted in Net Losses of $179,372 and $198,777 in the three months ended March 31, 2021 and 2020 respectively.

NINE MONTHS ENDED MARCH 31, 2021 COMPARED TO NINE MONTHS ENDED MARCH 31, 2020

In the nine months period ended March 31, 2021, the Company recorded revenue of $64,597, compared to revenue of $26,513 in the corresponding nine-month period ended March 31, 2020, as a result of increased Chiimp sales.

The Company continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result, the product is now in production and has received favourable responses from potential airline customers and strategic partners. In addition, the airline product will be used to upgrade the business jet offering which is expected to open new marketing opportunities for the Company. The Company incurred operating costs of $591,547 in the nine months ended March 31, 2021 and $538,731 in the nine months ended March 31, 2020. Main components are engineering and marketing expenses. In the nine months ended March 31, 2021, the Company recorded an Operating Loss of $526,950 compared to an Operating Loss of $512,218 in the nine months ended March 31, 2020.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $131,112 and $111,087 in the nine months ended March 31, 2021 and 2020 respectively. This resulted in Net Losses of $658,062 and $623,305 in the nine months ended March 31, 2021 and 2020 respectively.

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

The cash and cash equivalents balance was $163,620 at March 31, 2021 and $8,958 at June 30, 2020.

The Company reported revenue of $64,597 in the nine months ended December 31, 2021 compared to $26,513 in the nine month period ended March 31, 2020. The Company incurred a loss of $658,062 from operating activities for the nine months to March 31, 2021, compared to a loss of $623,305 from operating activities for the nine months to March 31, 2020. Net cash used in operating activities for the nine months ended March 31, 2021 was $300,813 compared to $283,197 during the nine months ended March 31, 2020. Operating cash requirement in the nine months ended March 31, 2021 was increased mainly through increased accounts payable and related party payables.

The cash flow of the Company from financing activities for the nine months ended March 31, 2021 was $455,476 as a result of funds received pending issue of common stock and proceeds from issuance of common stock. In the nine months ended March 31, 2020, the cash flow from financing activities was $297,948 mainly from funds received pending issue of common stock.

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

(b) Changes in internal controls.

The Company’s management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2021. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, the Company issued 19,848,900 shares of common stock valued at $201,489 for cash that were not registered under the Securities Act of 1933.  The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The proceeds from the share sales have been used for the Company’s airline program and operating costs.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2021:

None.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	August 5, 2021
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	August 5, 2021
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	August 5, 2021
Graham O. Chappell