Form 10-K
period 2021-06-30
AS-IP TECH INC
filed 2021-10-06
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if there is no disclosure of delinquent files in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

i

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Outstanding at October 6, 2021:

Common Stock, par value $0.0001 per share, 255,149,894

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

The Company has commissioned over 98 BizjetMobile systems since launch, operating across Asia Pacific, the America’s, Europe and the Middle East.

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

The Company has BizjetMobile distributors which are related parties controlled by the Chapman family for the Americas, Europe and Asia Pacific, which market the products on a commission basis. fflya marketing is controlled by the Chapman family in conjunction with agents who will receive commissions from successful airline programs. The Company has also licensed PT. Jalin Angkasa Indonesia (JAI) as the exclusive marketing arm for Indonesia and Malaysia.

(3) Status of any publicly announced new product or service;

fflya - Following the official launch of the fflya airline program in 2018 at the World Aviation festival in London, the Company embarked on an extensive marketing campaign to secure a launch customer. Leading up to the launch, the program had completed ground and flight testing of the Bluetooth network with a major European Airline on an A380 and B777. Further internal testing was also conducted on B787 and A340.

Following a further 18 months of airline discussion and presentations, the fflya program evolved to its current format. As a direct result, ASIP announced agreements with Wizz Air and Citilink to trial the fflya system.

The fflya hardware, apps, gateway and support system are developed and supplied by a related party, ASiQ Pty Ltd (ASiQ), under the IP acquisition agreement and comprises, a router that connects passengers via Bluetooth, and a revolutionary window antenna system that connects to the Iridium satellite network. ASIP contracts the service and hardware under commercial terms on a program-by-program basis.

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

The complete fflya hardware solution is lightweight and low-cost as it doesn’t require expensive broadband satellite connections.  As a result, minimal revenue is required to fund the entire installation. By providing the system on a revenue sharing basis, ASIP gains exclusive access to one of the most highly desirable markets. A captive, cashed up, leisure traveller.

CrewX (Crew Exchange) - is an entry level ultra-low cost core communications platform for business jets and the simplest way to keep crew connected. For airlines, CrewX is a Bluetooth communications framework that can be easily embedded into any existing crew App or operate as a stand-alone App and provides a virtual private secure network for crew to enhance efficiency of crew communications on-board the aircraft, without needing to install certified aircraft servers, Wi-Fi networks or perform modifications to the aircraft systems.

(4) Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition;

Competition

Business Jet

BizjetMobile is focused on the global market because of its use of satellite communications.  In the USA, the business jet market is dominated GOGO Inc. (formally Aircell). GOGO’s system connects passenger devices via Wi-Fi, having implemented an exclusive terrestrial wireless radio network across the domestic United States for transmission off the aircraft. GOGO has approximately 5,000+ domestic business jets connected to its system.

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

Other non US business jet competition.

While there are multiple Iridium Telephone System resellers globally and some with basic Iridium messaging capability, none can match the capabilities of the BizjetMobile product range as BizjetMobile is the leader in inflight Bluetooth connectivity.

Airlines

In the airline market, fflya will compete against major Wi-Fi inflight industry players, Panasonic, Intelsat (which recently acquired GOGO’s airline business), GEE, Thales, VIASAT and INMARSAT.

Panasonic, GEE and Thales are resellers of satellite services, whereas VIASAT, Intelsat and INMARSAT are satellite owner-operators. The primary market for all these vendors is predominantly Tier 1 airlines and national flag carriers. These airlines provide business travellers with an adequate level of internet connectivity at a cost per flight similar to the daily rate of many 5-star hotels. In some cases, first and business class passengers receive this service free of charge.

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

To deliver Wi-Fi into aircraft, all existing aviation internet providers rely on Geostationary Satellites (GEO’s). GEO’s orbit 36,000 kilometres above the equator. This creates signal latency up to 10 times greater than a mobile phone network. As a result, internet speed by comparison to what’s on the ground is very slow, usually between 12-15 Mbps per aircraft, which is why there are constant complaints about the level of service. As on average, only 6% of passengers will pay for inflight Wi-Fi, major airlines are prepared to offer this limited capability to satisfy their frequent and business flyers.  In the majority of cases, the installation and equipment is funded by the Wi-Fi service provider, so the airlines’ financial risk is mitigated.

Industry insiders are suggesting that having 5 companies fighting over the same major airline segment may no longer be viable. Particularly when you consider that prior to its sale after 10 years of operation, the GOGO airline business, had yet to make a profit.

With the recent impact of Covid19 grounding global fleets, revenue sources for Wi-Fi providers from paying passengers has been dramatically reduced as their business models predominantly rely on business travellers. Most industry sources suggest this will be slowest area to recover, versus the leisure traveller who has been bottled up for a year.

fflya’s Bluetooth technology leverages off Low Earth Orbit satellites (LEO’s). As LEO’s operate 800 kilometres above the earth, latency is similar to a mobile phone network. While todays Iridium Next LEOs offer far less bandwidth than GEO’s, their low cost and low latency are perfectly suited to connect fflya’s Bluetooth app-based technology.

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

Tier 1 airlines which already have the antennas installed, may see this an option if the price, service and profit potential dictates. However, offering inflight internet, and actually delivering it profitably, is another story. As far as the industry is concerned, the jury is still out.

The Company believes it will be able to compete with other companies in both the business aircraft and commercial airline fields because of our very low equipment costs, unique business model and little or no certification issues.

(5) Sources and availability of raw materials and the names of principal suppliers; amortization, engineering, marketing and communication costs

The principal supplier of systems and services to the company is ASiQ, controlled by Ron Chapman, the President of the Company. As part of the original IP acquisition agreement, the Company was required to secure the service of Ron Chapman. It is Ron and ASIQ’s reputation in the aviation industry, that provides the credibility, drives the direction, and creates the programs for the Company.  The Chapman family controls all marketing on behalf of the Company.

(6) Dependence on one or a few major customers.

The Company will be dependent on its distribution network to market the product to generate income from hardware sales and service fees and its airline marketing partners to secure airline programs. The timing and extent of that marketing will be dependent on the resources and efforts of the Company, its distributors, and partners.

(7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The Company originally acquired the application for an Australian patent and received notification that the International Preliminary Report on Patentability had been established. The Company filed national phase patent applications in Australia, the United States, China and European Union. In January 2010, the Company received the Australian patent.  In January 2012, the Company received the Chinese patent. With the advent of Bluetooth Smart, the technology and the Company’s IP has advanced to a point where the patent was no longer relevant. The Company subsequently decided to proceed no further with the patents, as the technology is predominately software based and protected by copyright.

(8) Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process.

Installation and use of aircraft avionics in aircraft requires prior certification and approval by the Federal Aviation Administration (“FAA”) and equivalent regulatory authorities of foreign governments on each aircraft type and for each airline, although FAA approval is generally globally acceptable.

Normally the certification process begins with the installation of the system on an aircraft after which it is certified by an accredited engineer and organisation. The certification is then applicable to similar aircraft types and modified for other aircraft type. In countries other than the United States, the equivalent aviation authority procedures will apply to the certification of the system, but the United States FAA is generally accepted by local certifying authorities throughout the world. Prior to certification and approval, the manufacturer demonstrate that the system has been designed and manufactured and complies with the appropriate aviation standards. Historically, ASiQ has followed the certification path of DO-160 for hardware and DO-178 for software. Following this step, the system must be installed on an aircraft and tested, including a ground and flight test.

Due to Covid over the past 12-month period, the Company’s industrial partner ASiQ, was forced to take an alternative approach. As our launch customer Wizz Air’s head office was in Hungary, we selected one of their UK registered aircraft for the flight trial. This enabled ASiQ to engage EU/UK aviation certified companies to produce the engineering/certification package and manufacture the certified installation kit.

ASiQ originally designed the business aircraft system  to be is installed as a “Portable Electronic Device” PED and as such, little or no certification is required. The Company could now embark on the same  process for airlines, which will ultimately lead to a lower cost certifiable platform.

As the App is installed on a mobile phone or tablet, which are regarded as carry on devices and operated in “flight” or “offline” mode, no aircraft certification is required however, in the majority of cases the final approval for use in flight will be at the discretion of the aircraft operator.

As a result, following successful operational approval of fflya onboard the Wizz Air Airbus A321 test aircraft, the Company recently commenced airline testing using cabin crew.  Passenger trials are expected to follow in early October.

Finally, both programs’ Android and IOS Apps are based on a Bluetooth network and Bluetooth has been tested and documented as safe for use in aircraft, which simplifies the operator acceptance process.

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

The Company estimates over the last 2 years, it has expended in excess of $500,000 on research and development, none of which has been borne by the customers.

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 255,149,894 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March 2000, the Company’s Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCPK. Prior to that date, there was no public market for the Company’s securities. The following table sets out the range of the high and low sales prices for the Company’s securities.

	Common Stock
Quarter Ended	High	Low
June 30, 2019	$0.023	$0.012
September 30, 2019	$0.029	$0.012
December 31, 2019	$0.035	$0.012
March 31, 2020	$0.034	$0.012
June 30, 2020	$0.019	$0.012
September 30, 2020	$0.012	$0.10
December 31, 2020	$0.10	$0.052
March 31, 2021	$0.23	$0.076
June 30, 2021	$0.249	$0.143

The Company currently intends to retain substantially all of its earnings, if any, to support the development of its business and has no present intention of paying any dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board, and will depend on the Company’s financial condition, results of operations and capital requirements, and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company maintains a low-cost structure as it has no employees, contracting the services of executives and support as required. Because of the low-cost structure, the Company anticipates that the proceeds from stock issues and revenue from service and system sales, will be sufficient to meet the Company’s operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2021 of $14,195,118. Major components of the loss include capital raising costs, consulting and management fees, engineering fees and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the BizjetMobile and fflya programs. The Company’s ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings, borrowings and revenues from operations.

YEAR ENDED JUNE 30, 2021 COMPARED WITH YEAR ENDED JUNE 30, 2020

In the 2021 financial year, the Company’s programs were severely impacted by the Covid19 pandemic with virtually every business jet customer program grounded. To ensure the ongoing viability of the Company and to continue the refinement and implementation of the fflya airline program, all payments to executives and associated engineering and support services were reduced by 50%, on the basis that they would be back to normal by May 2021. While Covid19 has still had an operational impact, business jet system sales have recovered, although the service revenue remains sluggish. On the airline front, the first airlines installation was completed on Wizz Air in February 2021.

The Company received revenue of $73,837 from its BizjetMobile business in the year ended June 30, 2021, compared to $36,205 in the year ended June 30, 2020. Revenue from BizjetMobile service fees decreased from $19,387 to $11,964 and BizjetMobile system sales increased from $16,818 to $61,873 in the years ended June 30, 2020 and June 30, 2021 respectively. The Company has been able to achieve increased system sales with the introduction of an ultra low cost system in Q3 2020.

Operating expenses increased from $653,841 for the twelve-month period ended June 30, 2020 to $733,962 for the twelve month period ended June 30, 2021 due mainly to increased marketing costs.

The Company recorded a net loss from operations for the twelve month period ended June 30, 2021 of $660,125, compared to a loss of $617,636 for the twelve month period ended June 30, 2020.

Other expenses increased from $147,548 in the year ended June 30, 2020, to $710,703 in the year ended June 30, 2021, due to higher interest costs, loss on the issuance of shares for settlement of liabilities and amortization of beneficial conversion feature.

The Company recorded a net loss for the twelve month period ended June 30, 2021 of $1,370,828, compared to a loss of $765,184 for the twelve month period ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents cash equivalents increased from $8,958 at June 30, 2020 to $157,601 at June 30, 2021.

The Company’s revenue for the twelve months ended June 30, 2021 was $73,837, compared to $36,205 in the twelve month period to June 30, 2020. Operating costs increased for the period from July 1, 2020 to June 30, 2021 mainly as a result increased marketing costs. After loss on issuance of shares, amortization of beneficial conversion feature, issue of shares for interest, increased related party payables and issuance of common stock for related party payables, the Company had a net cash outflow of $417,053 from operating activities for the period from July 1, 2020 to June 30, 2021, compared to a net cash outflow from operating activities of $332,533 for the period from July 1, 2019 to June 30, 2020.

The Company had no cash flow from investing activities for the twelve months ended June 30, 2021, and June 30, 2020 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2021 was from the issue of common stock and proceeds from loans. In the twelve months ended June 30, 2020, financing activities was from subscription for common stock.

The Company’s business plan is based on developing the BizjetMobile business as well as expansion into the airline business with its fflya program. This plan may require significant capital from the Company for marketing and technical and product support. The Company may not have sufficient funds to finance its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowings. The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company has no commitment for capital expenditure in the near future.

OUTLOOK

The following are forward looking statements and should be read in conjunction with the Forward Looking Statement in Part I. of this Form 10-K.

The Company’s current revenue was from service fees and system sales generated by BizjetMobile. Revenue was based on hardware sales of the Bluetooth systems, plus on-going revenue from monthly service charges for the provision of connectivity. The Company then contracted ASiQ to supply and support the Bizjet program. Covid damaged the Bizjet market grounding all aircraft, and the impact on ASiQ, the Company’s industrial partner was severe.

In order to retain the services of Ron Chapman and ASiQ and continue to support the Companies fflya program. Effective October 1st, 2021, the company’s revenue on BizjetMobile will be in the form of commissions only from ASiQ, on a case-by-case basis.   This informal arrangement will be reviewed in December 2021 when ASiQ’s position and Covid is much clearer.

ASiQ provides the airline facilities, systems and support services funded as required on a nominal month by month basis by the Company.

The Company’s primary focus over the past 12 months has been development of fflya to support its Wizz Air program.

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

REVENUE RECOGNITION

The Company recognizes revenue from the sales of goods and services under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.  .Revenue is recognised on the basis of net proceeds received from the Company’s representatives, after commissions are deducted.

GOING CONCERN

The financial statements appearing elsewhere in this report have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue its operations is dependent upon its raising of capital through debt or equity financing in order to meet its working needs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AS-IP TECH, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of AS-IP Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AS-IP Tech, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

The Company has significant transactions and account balances with related parties, which are described in Note 2 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Modification or extinguishment of debt

As described in Note 6 to the financial statements, the Company negotiated with the creditors to extend or modify the term, including settlement part of related-parties’ accounts payable balances and shareholder loans with convertible notes, and modification of interest rates or extension of the maturity dates.

Auditing the accounting treatment for modification or extinguishment of debts involved complex evaluation to the change in fair value of the modification, to the accounting for gain or loss to the extinguishment, and to any additional beneficial conversion feature for the convertible notes to be recognized.

We obtained the management evaluation for each type of accounting treatments and examined the related contracts . Our audit procedures included, but were not limited to, the following procedures:

•Understanding the Company’s internal control over financial reporting for the modification of these agreements;

•Examining the related original and amended agreements;

•Reviewing the appropriateness of the inputs and calculation of discounted future cash flows in determining the fair value of the notes

•Recalculating the beneficial conversion feature and reviewing its accounting treatments;

•Assessing the management’s conclusion for modification or extinguishment.

•Evaluating the appropriateness and sufficiency of the financial statement presentation and disclosures.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2013.

Lakewood, Colorado

October 6, 2021

AS-IP TECH, INC.

BALANCE SHEETS

	June 30,
	2021	2020
ASSETS
Current Assets
Cash	$157,601	$8,958
Total current assets	157,601	8,958

Intangible assets - related party, net of accumulated amortization for $336,168 as of June 30, 2021 and $322,431 as of June 30, 2020	-	13,737

Total assets	$157,601	$22,695

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,859	$179,267
Related party payables	536,075	826,716
Loans	84,146	711,043
Due to related parties	228,811	228,811
Deferred revenue	-	1,892
Subscription for capital	-	361,646
Total current liabilities	853,891	2,309,375

Non-Current Liabilities
Convertible notes, net of discount	521,472	-
Convertible notes, related parties, net of discount	99,484	-
Total non-current liabilities	620,956	-

Total liabilities	1,474,847	2,309,375

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 255,149,894 and 182,112,766 were issued and outstanding as of June 30, 2021 and 2020, respectively	25,515	18,213
Additional paid-in capital	12,852,362	10,493,216
Subscriptions payable	-	26,186
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(14,195,118)	(12,824,290)
Total stockholders’ deficit	(1,317,246)	(2,286,680)

Total liabilities and stockholders’ deficit	$157,601	$22,695

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2021	For the year ended June 30, 2020
Revenue
BizjetMobile system sales - related parties	$61,873	$16,818
BizjetMobile service fees - related parties	11,964	19,387
Total revenue	$73,837	$36,205

Operating expenses
Selling, general and administrative expenses	214,688	171,591
Marketing fees and expenses - related party	331,000	216,065
Engineering services - related party	106,863	161,210
Amortization of capitalized termination fee to a related party	13,737	41,216
Freight - related party	-	1,085
Communications and data - related party	2,707	13,618
Components - related party	1,974	-
Office expenses - related party	-	1,056
Technical service support - related party	62,993	48,000
Total operating expenses	733,962	653,841

Loss from operations	(660,125)	(617,636)

Other expense
Interest	220,710	131,154
Interest - related party	51,708	16,394
Loss on settlement of liabilities	304,520	-
Amortization of beneficial conversion feature	133,765	-
Total other expense	710,703	147,548

Net loss	$(1,370,828)	$(765,184)

Net loss per share - (basic and diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	227,804,417	182,112,766

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)	($)

June 30, 2019	182,112,766	18,211	10,493,218	26,186	(5)	(12,059,106)	(1,521,496)

Net loss for the year ended	-	-	-	-	-	(765,184)	(765,184)

June 30, 2020	182,112,766	18,211	10,493,218	26,186	(5)	(12,824,290)	(2,286,680)

Issuance of stock for cash	53,677,399	5,368	597,084	-	-	-	602,452
Issue of shares for interest	2,625,122	263	419,571	-	-	-	419,834
Issuance of stock for services	11,545,994	1,155	115,561	-	-	-	116,716
Issuance of shares for debt to related parties	2,766,224	276	51,289	-	-	-	51,565
Issuance of shares for subscriptions payable	1,422,389	142	26,044	(26,186)	-	-	-
Issuance of shares in lieu of directors fees	1,000,000	100	12,200	-	-	-	12,300
Beneficial conversion feature on convertible notes	-	-	1,137,395	-	-	-	1,137,395
Net loss for the year ended	-	-				(1,370,828)	(1,370,828)

June 30, 2021	255,149,894	25,515	12,852,362	-	(5)	(14,195,118)	(1,317,246)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

	For the years Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,370,828)	$(765,184)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for directors fees	12,300	-
Issuance of common stock for services	6,716	-
Issuance of common stock for related party marketing expenses	110,000	-
Issuance of common stock for interest	134,084	-
Loss on settlement of liabilities	304,520	-
Amortization of intangibles	13,737	41,216
Amortization of beneficial conversion feature	133,765	-
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	405	121,663
Increase (Decrease) in deferred revenue	(1,892)	(6,343)
Increase (Decrease) in related party payables	154,617	264,152
Decrease (Increase) in accounts receivable	-	11,963
	85,523	-
Net cash used in operating activities	(417,053)	(332,533)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	325,000	-
Payments on loans	-	(5,347)
Proceeds from issuance of common stock	240,696	-
Funds received pending issuance of common stock	-	346,646
Net cash provided by financing activities	565,696	341,299

Net Increase/(Decrease) in cash	148,643	8,766
Cash, beginning of period	8,958	192
Cash, end of period	$157,601	$8,958

Supplemental schedule of non-cash activities:
Cash paid for interest	$-	$5,564
Stock issued for funds received in prior period	$361,758	$-
Related party payables transferred to Loans - related parties	$375,000	$-

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

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial statements are expressed in United States dollars. The Company’s fiscal year ends June 30.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

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

When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of future undiscounted cash flows. If the sum of the expected future cash flows is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value which is estimated and calculated by discounted cash flow method. The Company has determined that an impairment charge is not required 2021 and 2020.

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

At June 30, 2021 the Company had net operating loss carryforwards of $12,647,002. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance for those with a 20 year life of $2,049,266 in 2021, compared to $2,138,752 in 2020 and 100% allowance for those with an indefinite life of $606,604 in 2021.

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

Revenue recognition

The Company recognizes revenue share from the sales of goods and services by related party distributors under ASC 606 by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The Company recognizes revenue net of direct costs, such as commissions.

The Company receives revenue share from sales by related party distributors of products and services developed from the Company’s intellectual property. Revenue is recognized on an accrual basis as earned under contract or license agreements. Communication services are provided on the basis of non refundable prepayment and revenue is recognized using the output method. Hardware sales require payment before delivery of the equipment.

Deferred revenue

The Company receives payment for services in advance before the subscription service is provided. The company recognizes the revenue as being earned as the services are provided. Deferred revenue of $1,892 and $21,696 was recognized in the 2021 and 2020 years respectively.

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

Beneficial Conversion Feature of Convertible Debt

The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, “Debt with Conversion and Other Options”. The Beneficial Conversion Feature (“BCF”) of convertible debt is normally characterized as the convertible portion or feature of certain debt that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible debt when issued, and also records the estimated fair value. Beneficial Conversion Features that are contingent upon the occurrence of a future event are recorded when the event is resolved.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2021 and 2020, the Company has recorded a current liability “related parties payables” of $536,106 and $826,716 respectively. The main component is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. Interest accrued for the advance in the years ended June 30, 2021 and 2020 was $14,208 and $16,395. The loan and accumulated interest will be repaid from surplus operating cash, when funds are available. As of June 30, 2021, the Company settled part of the Related party payables with long term convertible notes, net of discount of $99,484. See Note 5 for further details.

As of June 30, 2021 and 2020, the Company had “due to related parties” of $228,811 which are advances made by current and former directors to provide operating funds. The “due to related parties” balances are non-interest bearing and unsecured. The Company does not impute interest expense or recognize a discount on the face value of the notes.

In 2016, the Company acquired the BizjetMobile intellectual property from n entity affiliated through common stockholders and directors for $450,000. In 2021 and 2020, the Company provided $13,737 and $41,216 respectively for amortization of the value of the intellectual property.

In 2021 and 2020, the Company recorded net revenue of $61,873 and $16,818 respectively from entities affiliated through common stockholders and directors for BizjetMobile system sales after deduction of commission costs of $26,517 and $16,151 respectively.

In 2021 and 2020, the Company recorded revenue of $11,964 and $19,387 respectively from entities affiliated through common stockholders and directors for BizjetMobile service fees after deduction of commissions of $1,376 and $3,706 respectively.

In 2021 and 2020, the Company incurred expenses of $48,752 and $82,600 respectively to entities affiliated through common stockholders and directors for management expenses.

In 2021 and 2020, the Company incurred expense of $331,000 and $216,065 to entities affiliated through common stockholders and directors for marketing expenses. This includes fees of $96,000 and $96,000 paid or accrued to the President, Ron Chapman in 2021 and 2020.

In 2021 and 2020, the Company incurred expense of $106,863 and $161,210 for engineering services to entities considered related parties affiliated through common shareholding.

In 2021 and 2020, the Company incurred expense of $62,993 and $48,000 to entities affiliated through common stockholders and directors for technical service support.

In 2021 and 2020, the Company incurred cost of sales, for commissions of $27,894 and $21,653 to entities affiliated through common stockholders and directors.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized capital of 500,000,000 shares of common stock with a par value of $0.0001.

During the year ended June 30, 2020, the Company did not issue any shares.

During the year ended June 30, 2021, the Company issued a total of 40,591,400 shares for $405,914 cash at $0.01 per share.

During the year ended June 30, 2021, the Company issued a total of 1,000,000 shares for $12,000 cash at $0.012 per share.

During the year ended June 30, 2021, the Company issued a total of 11,435,999 shares for $171,540 cash at $0.015 per share.

During the year ended June 30, 2021, the Company issued a total of 650,000 shares for $13,000 cash at $0.02 per share.

During the year ended June 30, 2021, the Company issued a total of 545,994 shares for services valued at $6,716 at $0.0123 per share.

During the year ended June 30, 2021, the Company issued 1,000,000 shares valued at $12,300 in lieu of directors fees, and issued 11,000,000 shares valued at $110,000 for services.

During the year ended June 30, 2021, the Company issued a total of 2,625,122 shares in lieu of interest of $134,084 and incurred a loss of $285,750 on issue of the shares.

During the year ended June 30, 2021, the Company issued a total of 2,766,224 shares for $51,564 reduction of related party accounts payable, but incurred a loss of $18,770 on issue of the shares.

During the year ended June 30, 2021, the Company issued a total of 1,422,389 shares from Subscriptions Payable at a nominal price of $0.0184 per share.

The Company as of June 30, 2021 had 255,149,894 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

As of June 30, 2021, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

Subscription for capital

As of June 30, 2021 and June 30, 2020, the Company had received $0 and $361,646 respectively, representing funds received to purchase the Company’s for which common stock was not issued until after the related balance sheet date.

Subscriptions payable

As of June 30, 2020, the Company had a total of 1,422,389 shares payable to an individual with a net value of $26,186. The shares have subsequently been issued.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

During the year ended June 30, 2017, the Company issued stock options to acquire 341,500 shares of the Company’s common stock at a price of $0.10 per share. The term of the options is 5 years from the date of issue. The options were issued in return for capital raising services and the accounts reflect an option cost of $7,360.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2019	341,500	$0.10	2.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2020	341,500	$0.10	1.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding and exercisable at June 30, 2021	341,500	$0.10	0.17	$0

NOTE 4 - INTANGIBLE ASSETS

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In the year ended June 30, 2018, the Company took up an impairment charge of $113,832 to reflect a lower value of the technology. On the basis that the technology has a useful life of 5 years, and that the Company had taken up amortization to that date of $240,000, the Company provided for amortization of $13,737 and $41,216 in the years ended June 30, 2021 and 2020 respectively. The intangible asset has now been fully amortized.

NOTE 5 - LOANS

Unsecured loans

The Company has an unsecured loan from a third party with balance outstanding at June 30, 2021 of $30,016 (June 30, 2020 $20,335). Interest is calculated at a rate of 20% per annum with interest of $5,327 and $5,165 taken up in the years ended June 30, 2021 and 2020 respectively. The Company is making principal and interest payments for the loan when funds are available.

The Company has outstanding unsecured loans from shareholders totaling $10,000 at June 30, 2021 and $70,295 at June 30, 2020. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At June 30, 2021 and 2020, the Company had accumulated interest on the loans of $10,005 and $12,901 calculated at the Company’s prevailing share price. The interest will be converted, in due course, by the issue of shares of common stock. The lenders for $60,795 have agreed, effective June 30, 2021 to switch their loans to convertible notes.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Convertible notes

The Company has convertible notes totaling $1,624,586 and $607,500 as of June 30, 2021, and June 30, 2020 respectively. The holders of the convertible notes have the right of conversion from the date of issuance. As of June 30, 2021, the Company determined that a beneficial conversion feature discount of $1,003,630 should be applied to the carrying value of convertible notes. In the year ended June 30, 2021 and June 30, 2020, the company has taken up an amortization expense of $133,765 and $0 against the beneficial conversion feature.

Convertible notes outstanding as of June 30, 2021 and 2020 are summarized below:

Details	Maturity Date	Balance at June 30, 2021	Balance at June 30, 2020
20% Convertible Notes totaling $337,500 plus accrued interest	Dec. 31,2023	$ 540,653	$ 337,500
20% Convertible Notes totaling $247,500 plus accrued interest	Dec. 31,2023	271,875	270,000
20% Convertible Notes totaling $200,000 plus accrued interest	Dec. 31,2023	212,939	-
20% Convertible Notes totaling $125,000 plus accrued interest	Dec. 31,2023	126,326	-
20% Related party Convertible Notes totaling $375,000 plus accrued interest	Dec. 31,2023	412,500	-
20% Convertible Notes totaling $60,295 plus accrued interest	Dec. 31,2023	60,295	-
Total convertible notes		1,624,588	607,500
Less Unamortized discounts		(1,003,630)	-
Net convertible notes		$ 620,958	$ 607,500

In 2018, the Company issued Convertible Notes which totaled $607,500, to fund the development of its fflya systems. Two issues were made as follows:

The first convertible note for $337,500. Terms of the issue are:

-Interest rate: 20% per annum.

-Conversion price: $0.03 per share.

-Maturity date: December 1, 2020, which has now been extended to December 31, 2023, conditional on the holders advancing an additional $200,000 on terms set out under 4. below, and outstanding interest to be compounded.

A second convertible note issue for $247,500, on the following terms:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.05 per share

-Maturity date:  December 1, 2020, which had been extended to December 31, 2023.

In return for providing the funding, the original investors will receive commissions on Viator tours and attractions for the first 27 system installations. Each investor will receive a commission for three years on terms to be agreed, based on the net revenue received once the systems commence operation. To date, no systems have been installed and no commissions have been paid. None of the Notes have been converted to shares to date.

In July 2021, related party contractors agreed to accept convertible notes totaling $375,000 to reduce the debts they are owed, as follows:

-Interest rate: 20% per annum, payable monthly in arrears in shares

-Conversion price: $0.015 per share

-Maturity date: December 31, 2023

Two convertible note for $200,000. Terms of the issue are:

-Interest rate: 20% per annum.

-Conversion price: $0.015 per share.

-Maturity date: December 1, 2023, and outstanding interest to be compounded.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

Additional convertible notes totaling $125,000, on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $0.05 per share

-Maturity date: December 31, 2023.

Convertible notes totaling $60,295, to replace the loans detailed above, on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $0.05 per share

-Maturity date: December 31, 2023.

$1,137,395 debt discounts were recognized as a result of beneficial conversion feature incurred upon issuance of above convertible notes. $133,765 was amortized during the year ended June 30, 2021.

NOTE 6 - RISKS & UNCERTAINTIES

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

The Company’s revenue is derived mainly from a single related party distributor. Any disruption to the business of the distributor will impact the Company’s sales and operating results.

NOTE 7 - SIGNIFICANT SUBSEQUENT EVENTS

Since June 30, 2021, the Company has continued to raise capital to fund its operations through convertible notes totaling $25,000 and sale of 2,901,500 shares for $290,150, up to the date of this report.

The convertible notes have been issued on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $0.05 per share

-Maturity date: December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021.

Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting

As of June 30, 2021, management performed, with the participation of our President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our President and Chief Financial Officer concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2021, were not effective due to material weaknesses resulting from our lack of US GAAP knowledge and segregation of duties.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2021 were not effective.

This annual report does not include any attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls over Financial Reporting

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name:	Title:
Ronald J. Chapman	Chairman, President and Director
Graham O. Chappell	Director
Philip A. Shiels	Chief Financial Officer and Director

All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, the Company’s Bylaws provide for not less than one, nor more than seven directors. Currently, there are three directors of the Company. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RONALD J. CHAPMAN, 69, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr. Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 76, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. (“Chappell Salikin”), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

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

Each director is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intend to meet at least quarterly during the Company’s fiscal year, and at such other times duly called. The Company presently has three directors.

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2020 and 2021. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2021:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Ronald Chapman, President	2021 2020	- -	$55,000 -	$ 96,000(1) $ 96,000(1)
Philip Shiels, Chief Financial Officer	2021 2020	- -	- -	$ 48,752(2) $ 82,600(2)
Graham Chappell, Director	2021 2020	- -	$6,000 -	$ - $ -
Richard Lukso, Former Chairman	2021 2020	- -	$6,000 -	$ - $ -

(1) Marketing fee, paid or accrued

(2) Officers management fee, paid or accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of the Company’s Common Stock by each officer and director of the Company and by each person who owns in excess of five percent of the Company’s Common Stock giving effect to the exercise of warrants or options held by the named security holder.

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) Chairmen, President and director 1 Bass Drive, Torquay, Vic., 3228 Australia	18,973,336	7.4%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	3,271,406	1.3%
Philip A. Shiels (4) Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	18,448,522	7.2%
Eric P. van der Griend (6) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	5.6%

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
David & Beverly Chalmers (7) 10 Breaker Court Ocean Grove Vic., 3226 Australia	13,320,354	5.4%
Reginald Edward Gleeson (8) 57 Black St. Brighton Vic., 3186 Australia	15,644,030	6.4%
Roman Lohyn (9) 5 Rothesay Avenue Brighton Vic., 3186 Australia	24,483,338	9.6%
All the officers and directors as a group (4 persons)	40,693,264	15.9%

(1)  Assumes 255,149,894 shares of Common Stock issued and outstanding.

(2)  Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly. Mr. Chapman is the managing director (president) and majority shareholder of Chapman International Pty. Ltd. holds 5,950,000 shares and is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 266,575 shares. Mr. Chapman holds the power of attorney for the trustee of the Research No.1 Trust which holds 10,131,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.

(3)  Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 2,440,000 shares.

(4)  Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 3,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 8,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 7,000,000 shares.

(5)  Roman Lohyn is a trustee of Mostyn Superannuation Fund which owns 23,133,338 shares, a director of Roman Lohyn Pty. Ltd. which owns 1,000,000 shares and a director of Sorcerer Pty. Ltd. which owns 350,000 shares.

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

(8)  Reginald Edward Gleeson is a trustee of Regsher Pty. Ltd. Superannuation Fund which owns 15,644,030 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ron Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company's former subsidiary ASiQ Pty. Ltd. ("ASiQ").

ASiQ provides technical support for the Company’s business jet program, and in the year ended June 30, 2021, received a monthly retainer plus outgoings.

Chapman International Pty. Ltd., of which Ron Chapman is a director and shareholder, was paid marketing and engineering service fees during the year ended June 30, 2021.

Shiels and Co., of which Philip Shiels is the principal, was paid management fees during the year ended June 30, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2020 and June 30, 2021 were $30,000 and $33,500 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2020 and 2021.

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

Dated: October 6, 2021

By:  /s/ Ronald J. Chapman

President

By:  /s/ Philip A. Shiels

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. Chapman	Chairman and Director	October 6, 2021
Ronald J. Chapman

/s/ Graham O. Chappell	Director	October 6, 2021
Graham O. Chappell

/s/ Philip A. Shiels	Director	October 6, 2021
Philip A. Shiels