Form 10-Q
period 2021-09-30
AS-IP TECH INC
filed 2021-11-12
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, there were 264,278,157 outstanding shares of the issuer’s Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	June 30, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$262,834	$157,601
Total current assets	262,834	157,601

Total assets	$262,834	$157,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,499	$4,859
Related party payables	532,696	536,075
Loans	88,335	84,146
Due to related parties	228,811	228,811
Subscription for capital	290,057	-
Total current liabilities	1,144,398	853,891

Non-Current Liabilities
Convertible notes, net of discount	$1,298,296	$521,472
Convertible notes, related parties, net of discount	431,250	99,484
Total non-current liabilities	1,729,546	620,956

Total liabilities	2,873,944	1,474,847

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 255,149,894 and 255,149,894 were issued and outstanding as of Sept. 30, 2021 and June 30, 2021, respectively	25,515	25,515
Additional paid-in capital	12,852,362	12,852,362
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(15,488,982)	(14,195,118)
Total stockholders’ deficit	(2,611,110)	(1,317,246)

Total liabilities and stockholders’ deficit	$262,834	$157,601

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended September 30, 2021	Three Months ended September 30, 2020
Revenue
BizjetMobile revenue - related parties	$-	$16,032

Operating expenses
General and administrative expenses	146,932	120,331
Selling expenses	56,282	164,000
Total operating expenses	203,214	284,331

Loss from operations	(203,214)	(268,299)

Other expense
Interest	65,398	37,596
Interest - related party	21,622	4,266
Total other expense	87,020	41,862

Net loss	$(290,234)	$(310,161)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	255,149,894	214,950,640

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)	($)
Balance, June 30, 2020	182,112,766	18,211	10,493,216	26,186	(5)	(12,824,290)	(2,286,682)
Issuance of shares for cash	32,581,499	3,258	379,831	-	-	-	383,089
Issue of shares in lieu of interest	468,642	47	11,272	-	-	-	11,319
Issue of shares for services	545,994	55	6,661	-	-	-	6,716
Issuance of shares for debt to related party	2,222,224	222	30,539	-	-	-	30,761
Issue of shares in lieu of directors fees	1,000,000	100	12,200	-	-	-	12,300
Net loss for the period	-	-	-	-	-	(310,161)	(310,161)
Balance, Sep. 30, 2020	218,931,125	21,893	10,933,720	26,186	(5)	(13,134,451)	(2,152,657)

Balance, June 30, 2021	255,149,894	25,515	12,852,362	-	(5)	(14,195,118)	(1,317,246)
Adoption of ASU2020-06	-	-	-	-	-	(1,003,630)	(1,003,630)
Net loss for the period	-	-	-	-	-	(290,234)	(290,234)
Balance, Sep. 30, 2021	255,149,894	25,515	12,852,362	-	(5)	(15,488,982)	(2,611,110)

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended September 30, 2021	Three Months ended September 30, 2020

Cash flows from operating activities:
Net loss	$(290,234)	$(310,161)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for directors fees	-	12,300
Issuance of common stock for services	-	6,716
Amortization of intangibles	-	10,304
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(360)	34,125
Increase (Decrease) in deferred revenue	-	(1,892)
Increase (Decrease) in related party payables	15,372	138,460
Increase in accrued interest	65,398	-
Net cash used in operating activities	(209,824)	(110,148)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	25,000	3,471
Proceeds from issuance of common stock	-	21,300
Funds received pending issuance of common stock	290,057	142,620
Net cash provided by financing activities	315,057	167,391

Net Increase/(Decrease) in cash	105,233	57,243
Cash, beginning of period	157,601	8,958
Cash, end of period	$262,834	$66,201

Supplemental schedule of non-cash activities:
Cash paid for interest	$-	$5,564

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has early adopted ASU2020-06 on its three months ended September 30, 2021 unaudited interim condensed financial statements (See Convertible Financial Instruments and New Accounting Pronouncements). Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 6, 2021.

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

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended June 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP. When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. During the three months ended September 30, 2021, the Company has chosen to early adopt of ASU2020-06 that recombine instruments into a single liability instrument and do not separately present in equity an embedded beneficial conversion feature from the convertible notes. The Company did not record a beneficial conversion feature (“BCF”) discount on convertible notes issued during three months ended September 30, 2021 with the conversion rate below the Company’s market stock price on the date of note issuance.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on its three months ended September 30, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

The Company has evaluated other recent accounting pronouncements and believes that none of them have a material effect on the Company’s financial statements.

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

Note 3. Related Party Transactions

As of September 30, 2021 and June 30, 2021, the Company has recorded as “related party payables”, $532,696 and $536,075, respectively. A large component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5%

per annum. As a result, in the three months ended September 30, 2021 and September 30, 2020, the Company recorded Interest - related party of $21,622 and $4,266 respectively.

As of September 30, 2021 and June 30, 2021 respectively, the Company had “Due to related parties” of $228,811 and $228,811 which are advances made by related parties to provide capital and outstanding directors fees. The amounts are non-interest bearing and unsecured.

In the three months ended September 30, 2021 and September 30, 2020 respectively, the Company recorded gross revenue of $0 and $8,001 from entities affiliated through common stockholders and directors for BizjetMobile system sales. In the three months ended September 30, 2021 and September 30, 2020 respectively, the Company recorded gross revenue of $0 and $8,031 from entities affiliated through common stockholders and directors for BizjetMobile service sales.

In the three months ended September 30, 2021 and September 30, 2020 respectively, the Company incurred expenses of approximately $24,000 and $8,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended September 30, 2021 and September 30, 2020 respectively, the Company incurred marketing expense of $56,282 and $164,000 to entities affiliated through common stockholders and directors. The marketing expense in the three months ended September 30, 2020 included a fee to related parties of $110,000 following the successful negotiation for the evaluation of the Company’s fflya system on the UK fleet of Wizz Air This has been satisfied with the issue of 11,000,000 shares of the Company’s common stock.

In the three months ended September 30, 2021 and September 30, 2020 respectively, the Company incurred expense of $24,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended September 30, 2021 and September 30, 2020 respectively, the Company incurred cost of sales of commissions and hardware costs of $0 and $6,060, to entities affiliated through common stockholders and directors. Sales commissions are normally 30% of the sale price of services or systems, but are negotiable on a case by case basis.

In the three months ended September 30, 2021 and September 30, 2020 respectively, the Company incurred engineering service costs of $44,958 and $18,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders’ Deficit

As of September 30, 2021, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 255,149,894 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of September 30, 2021, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the three month period ended September 30, 2021, the Company received subscriptions for capital of $290,057, for which it has and will issued 2,901,500 shares of common stock at $0.10 per share.

Note 5. Loans

Loans in the Company’s balance sheet are made up of:

Unsecured loans

The Company has an unsecured loan from a third party with balance outstanding at September 30, 2021 of $31,542 (June 30, 2021 $30,016). Interest is calculated at a rate of 20% per annum with interest of $1,526 and $971 taken up in the three months ended September 30, 2021 and 2020 respectively. The Company is making principal and interest payments for the loan when funds are available.

The Company has outstanding unsecured loans from shareholders totalling $10,000 at September 30, 2021 and $70,295 at June 30, 2021. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At September 30, 2021 and 2020, the Company had accumulated interest on the loans of $11,543 and $7,831 calculated at the Company’s prevailing share price. The interest will be converted, in due course, by the issue of shares of common stock. Effective July 1, 2021, shareholders with $60,295 of the loans have agreed to change their loans to convertible notes as detailed below.

Convertible notes

The Company has convertible notes totalling $1,729,546 and $1,658,713 as of September 30, 2021, and June 30, 2021 respectively. The holders of the convertible notes have the right of conversion from the date of issuance. As of June 30, 2021, the Company determined that a beneficial conversion feature discount of $1,003,630 should be applied to the carrying value of convertible notes. In the three months ended September 30, 2021 and the year ended June 30, 2021, the company has taken up an amortization expense of $0 and $133,765 against the beneficial conversion feature.

Convertible notes outstanding as of September 30, 2021 and June 30, 2021 are summarized below:

Details	Maturity Date	Balance at Sept. 30, 2021	Balance at June 30, 2021
20% Convertible Notes totalling $337,500 plus accrued interest	Dec. 31,2023	$568,145	$540,653
20% Convertible Notes totalling $247,500 plus accrued interest	Dec. 31,2023	284,250	271,875
20% Convertible Notes totalling $22,500 plus accrued interest	At call	35,250	34,125
20% Convertible Notes totalling $200,000 plus accrued interest	Dec. 31,2023	223,766	212,939
20% Convertible Notes totalling $125,000 plus accrued interest	Dec. 31,2023	132,576	126,326
20% Related party Convertible Notes totalling $375,000 plus accrued interest	Dec. 31,2023	431,250	412,500
20% Convertible Notes totalling $60,295 plus accrued interest	Dec. 31,2023	63,310	60,295
20% Convertible Notes totalling $25,000 plus accrued interest	Dec. 31,2023	26,250	0
Total convertible notes		1,764,797	1,658,713
Less Unamortized discounts		0	(1,003,630)
Net convertible notes		$1,764,797	$655,083

In 2018, the Company issued Convertible Notes which totalled $607,500, to fund the development of its fflya systems. Two issues were made as follows:

The first convertible note for $337,500. Terms of the issue are:

-Interest rate: 20% per annum.

-Conversion price: $0.03 per share.

-Maturity date: December 1, 2020, which has now been extended to December 31, 2023, conditional on the holders advancing an additional $200,000 on terms set out under 4 below, and outstanding interest to be compounded.

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

In July 2021, related party contractors agreed to accept convertible notes totalling $375,000 to reduce the debts they are owed, as follows:

-Interest rate: 20% per annum, payable monthly in arrears in shares

-Conversion price: $0.015 per share

-Maturity date: December 31, 2023

Two convertible notes for $200,000. Terms of the issue are:

-Interest rate: 20% per annum.

-Conversion price: $0.015 per share.

-Maturity date: December 1, 2023, and outstanding interest to be compounded.

Additional convertible notes totalling $125,000, on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $85,000 convertible at $0.05 per share, $40,000 convertible at $0.015.

-Maturity date: December 31, 2023.

Convertible notes totalling $60,295, to replace the loans detailed above, on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $0.05 per share

-Maturity date: December 31, 2023.

$1,137,395 debt discounts were recognized as a result of beneficial conversion feature incurred upon issuance of above convertible notes. $133,765 was amortized during the year ended June 30, 2021.

With the adoption of ASU2020-06, the Company recorded a transition adjustment for adjusting the unamortized BCF discount as of June 30, 2021 of $1,003,630 to opening retained earnings during the three months ended September 30, 2021.

Note 6. Subsequent Events

Subsequent to September 30, 2021, the Company has received cash of $300,867 as subscriptions for capital and for which it has or will issue 3,008,670 shares.

There have not been any other significant events since balance date, September 30, 2021 until the date of this report.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the three months ended September 30, 2021 and the Form 10-K for the fiscal year ended June 30, 2021.

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and CrewX are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As a result,  the Company has recently completed flight trials and been working with Wizz Air, installing a system on an A321 and is now progressing to passenger trials.

Implementation of the Company’s fflya program was delayed due to the impact of Covid19, which has necessitated renegotiation of outstanding loans and debts, as well as raising additional funding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

In the three months period ended September 30, 2021, the Company recorded revenue of $0, compared to revenue of $16,032 in the corresponding three-month period ended September 30, 2020, as there were no system sales due to the impending release in November of the new Iridium Certus mid band internet solution, which will form the basis of an enhanced BizjetMobile service.

The Company incurred operating costs of $203,214 in the three months ended September 30, 2021 and $284,331 in the three months ended September 30, 2020. Main components are engineering and marketing expenses. In the three months ended September 30, 2021, the Company recorded an operating loss of $203,214 compared to an Operating Loss of $268,299 in the three months ended September 30, 2020.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $87,020 and $41,862 in the three months ended September 30, 2021 and 2020 respectively. This resulted in Net Losses of $290,234 and $310,161 in the three months ended September 30, 2021 and 2020 respectively.

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

The cash and cash equivalents balance was $262,834 at September 30, 2021 and $157,601 at June 30, 2021.

The Company reported revenue of $0 in the three months ended September 30, 2021 compared to $16,032 in the three month period ended September 30, 2020. The Company incurred a loss of $290,234 from operating activities for the three months to September 30, 2021, compared to a loss of $310,161 from operating activities for the three months to September 30, 2020. Net cash used in operating activities for the three months ended September 30, 2021 was $209,824 compared to $110,148 during the three months ended September 30, 2020. Operating cash requirement in the three months ended September 30, 2021 was increased mainly through increased audit, management, engineering and technical support costs.

The cash flow of the Company from financing activities for the three months ended September 30, 2021 was $315,057 as a result of funds received pending issue of common stock and increased loans. In the three months ended September 30, 2020, the cash flow from financing activities was $167,391 mainly from funds received from issue of common stock and funds received pending issue of common stock.

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

Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are ineffective and have material weaknesses as set out in the June 30, 2021 Form 10-K, such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company’s management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2021. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company did not issue any shares of common.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2021:

On August 9, 2021, the Company announced that Mr Richard Lukso had retired as Chairman of the Company’s Board of Directors, effective July 1, 2021, and that Mr Ron Chapman, the Company’s President, will assume the role as Chairman, as well as his current role.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	November 12, 2021
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	November 12, 2021
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	November 12, 2021
Graham O. Chappell