Form 10-Q
period 2022-03-31
AS-IP TECH INC
filed 2022-05-16
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 266,245,923 outstanding shares of the issuer’s Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	June 30, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$134,074	$157,601
Prepaid expenses	87,891	-
Total current assets	221,965	157,601

Total assets	$221,965	$157,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,898	$4,859
Related party payables	518,924	536,075
Loans	75,393	84,146
Due to related parties	228,811	228,811
Subscription for capital	-	-
Total current liabilities	828,026	853,891

Non-Current Liabilities
Convertible notes, net of discount	$1,332,288	$521,472
Convertible notes, related parties, net of discount	468,750	99,484
Total non-current liabilities	1,801,038	620,956

Total liabilities	2,629,064	1,474,847

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 266,245,923 and 255,149,894 were issued and outstanding as of Mar. 31, 2022 and June 30, 2021, respectively	26,627	25,515
Additional paid-in capital	14,120,304	12,852,362
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(16,554,025)	(14,195,118)
Total stockholders’ deficit	(2,407,099)	(1,317,246)

Total liabilities and stockholders’ deficit	$221,965	$157,601

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended Mar. 31, 2022	Three Months ended Mar. 31, 2021	Nine Months ended Mar. 31, 2022	Nine Months ended Mar. 31, 2021
Revenue
BizjetMobile revenue - related parties	$-	$27,779	$-	$64,597

Operating expenses
General and administrative expenses	127,216	72,691	658,230	286,547
Selling expenses	63,754	87,000	230,725	305,000
Total operating expenses	190,970	159,691	888,955	591,547

Loss from operations	(190,970)	(131,912)	(888,955)	(526,950)

Other expense
Interest	108,090	44,679	366,597	119,730
Interest - related party	21,716	2,781	65,007	11,382
Capital raising costs	4,343	-	34,718	-
Total other expense	134,149	47,460	466,322	131,112

Net loss	$(325,119)	$(179,372)	$(1,355,277)	$(658,062)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	266,066,435	233,697,748	260,296,589	223,283,619

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)	($)
Balance, June 30, 2020	182,112,766	18,211	10,493,216	26,186	(5)	(12,824,290)	(2,286,682)
Issuance of shares for cash	32,581,499	3,258	379,831	-	-	-	383,089
Issue of shares in lieu of interest	468,642	47	11,272	-	-	-	11,319
Issue of shares for services	545,994	55	6,661	-	-	-	6,716
Issuance of shares for debt to related party	2,222,224	222	30,539	-	-	-	30,761
Issue of shares in lieu of directors fees	1,000,000	100	12,200	-	-	-	12,300
Net loss for the period	-	-	-	-	-	(310,161)	(310,161)
Balance, Sep. 30, 2020	218,931,125	21,893	10,933,720	26,186	(5)	(13,134,451)	(2,152,657)

Issuance of shares for cash	691,000	69	6840	-	-	-	6,909
Net loss for the period	-	-	-	-	-	(168,530)	(168,530)
Balance, Dec. 31, 2020	219,622,125	21,962	10,940,560	26,186	(5)	(13,302,981)	(2,314,278)

Issuance of shares for cash	19,648,900	1,965	199,524	-	-	-	201,489
Issuance of shares for subscriptions payable	1,422,389	142	26,044	(26,186)	-	-	-
Issuance of shares for debt to related party	200,000	20	19,980	-	-	-	20,000
Net loss for the period	-	-	-	-	-	(179,372)	(179,372)
Balance, Mar. 31, 2021	240,893,414	24,089	11,186,108	-	(5)	(13,482,353)	(2,272,161)

Balance, June 30, 2021	255,149,894	25,515	12,852,362	-	(5)	(14,195,118)	(1,317,246)
Adoption of ASU2020-06	-	-	-	-	-	(1,003,630)	(1,003,630)
Net loss for the period	-	-	-	-	-	(290,327)	(290,327)
Balance, Sep. 30, 2021	255,149,894	25,515	12,852,362	-	(5)	(15,489,075)	(2,611,203)

Issuance of shares for cash	4,846,726	485	484,188	-	-	-	484,673
Issue of shares in lieu of interest	2,478,537	248	335,854	-	-	-	336,102
Issue of shares for services	225,000	23	30,353	-	-	-	30,376
Issuance of shares for services, related party	150,000	15	20,985	-	-	-	21,000
Issue of shares in lieu of directors fees	1,428,000	143	199,777	-	-	-	199,920
Net loss for the period	-	-	-	-	-	(739,831)	(739,831)
Balance, Dec. 31, 2021	264,278,157	26,429	13,923,519	-	(5)	(16,228,906)	(2,278,963)

Issuance of shares for cash	1,926,400	193	192,447	-	-	-	192,640
Issue of shares for services	41,366	5	4,338	-	-	-	4,343
Net loss for the period	-	-	-	-	-	(325,119)	(325,119)
Balance, Mar. 31, 2022	266,245,923	26,627	14,120,304	-	(5)	(16,554,025)	(2,407,099)

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended March 31, 2022	Nine Months ended March 31, 2021

Cash flows from operating activities:
Net loss	$(1,355,277)	$(658,062)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for directors fees	199,920	12,300
Issuance of common stock for services	34,718	6,716
Issuance of common stock for services, related parties	21,000
Amortization of intangibles	-	13,737
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	39	103,811
Increase (Decrease) in deferred revenue	-	(1,892)
Increase (Decrease) in related party payables	(17,150)	222,577
Increase in accrued interest	120,901	-
Increase in accrued interest, related parties	56,250	-
Increase in prepaid expenses	(87,891)	-
Net cash used in operating activities	(1,027,490)	(300,813)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	19,168	214,670
Shares issued in lieu of interest	307,482	-
Proceeds from issuance of common stock	677,313	229,806
Funds received pending issuance of common stock	-	11,000
Net cash provided by financing activities	1,003,963	455,476

Net Increase/(Decrease) in cash	(23,527)	154,663
Cash, beginning of period	157,601	8,958
Cash, end of period	$134,074	$163,621

Supplemental schedule of non-cash activities:
Cash paid for interest	$6,937	$-
Common stock paid for interest payable	$336,102	$11,319
Issuance of shares for related party payables	$-	$12,300
Related party payables transferred to Loans - related parties	$-	$375,000

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has early adopted ASU2020-06 on its nine months ended March 31, 2022 unaudited interim condensed financial statements (See Convertible Financial Instruments and New Accounting Pronouncements). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 6, 2021.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP. When the Company has historically determined that the embedded conversion options should not be bifurcated from their host instruments, discounts have been recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. During the nine months ended March 31, 2022, the Company has chosen to early adopt of ASU2020-06 that recombine instruments into a single liability instrument and do not separately present in equity an embedded beneficial conversion feature from the convertible notes. The Company did not record a beneficial conversion feature (“BCF”) discount on convertible notes issued during nine months ended March 31, 2022 with the conversion rate below the Company’s market stock price on the date of note issuance.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on its nine months ended March 31, 2022 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

Note 3. Related Party Transactions

As of March 31, 2022 and June 30, 2021, the Company has recorded as “related party payables”, $528,924 and $536,075, respectively. A large component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended March 31, 2022 and March 31, 2021, the Company recorded Interest - related party of $2,966 and $2,781 respectively. In the nine months ended March 31, 2022 and March 31, 2021, the Company recorded Interest - related party of $8,757 and $11,382 respectively.

As of March 31, 2022 and June 30, 2021 respectively, the Company had “Due to related parties” of $228,811 and $228,811 which are advances made by related parties to provide capital and outstanding directors fees. The amounts are non-interest bearing and unsecured.

In the three months ended March 31, 2022 and March 31, 2021 respectively, the Company recorded net revenue of $0 and $2,759 for BizjetMobile sales from entities affiliated through common stockholders and directors. In the nine months ended March 31, 2022 and March 31, 2021 respectively, the Company recorded net revenue of $0 and $26,513 for BizjetMobile sales from entities affiliated through common stockholders and directors.

In the three months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the nine months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred expenses of approximately $72,000 and $72,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred marketing expense of $63,754 and $54,000 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred marketing expense of $230,725 and $162,065 to entities affiliated through common stockholders and directors. The marketing expense in the nine months ended March 31, 2021 included a fee to related parties of $110,000 following the successful negotiation for the evaluation of the Company’s fflya system on the UK fleet of Wizz Air. This has been satisfied with the issue of 11,000,000 shares of the Company’s common stock.

In the three months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred expense of $45,000 and $12,000 to entities affiliated through common stockholders and directors for technical service support. In the nine months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred expense of $99,000 and $36,000 to entities affiliated through common stockholders and directors for technical service support.

In the three months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred engineering service costs of $43,918 and $48,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business. In the nine months ended March 31, 2022 and March 31, 2021 respectively, the Company incurred engineering service costs of $133,218 and $144,000 to entities affiliated through common stockholders and directors, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders’ Deficit

As of March 31, 2022, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 266,245,923 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of March 31, 2022, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the nine month period ended March 31, 2022, the Company received subscriptions for capital of $677,313, for which it has issued 6,773,125 shares of common stock at $0.10 per share. In the nine month period ended March 31, 2022, the Company issued 2,478,537 shares in lieu of interest totalling $336,102, 266,366 shares for services of

$34,719, 150,000 shares for services - related parties of $21,000 and 1,428,000 shares in lieu of 2 years directors fees totalling $199,920.

Note 5. Loans

Loans in the Company’s balance sheet are made up of:

Unsecured loans

The Company has an unsecured loan from a third party with balance outstanding at March 31, 2022 of $34,830 (June 30, 2021 $30,016). Interest is calculated at a rate of 20% per annum with interest of $1,685 and $1,382 taken up in the three months ended March 31, 2022 and 2021 respectively and $4,815 and $4,028 taken up in the nine months ended March 31, 2022 and 2021 respectively. The Company makes principal and interest payments for the loan when funds are available.

The Company has outstanding unsecured loans from shareholders totalling $10,000 at March 31, 2022 and $70,295 at June 30, 2021. Effective July 1, 2021, shareholders with $60,295 of the loans agreed to change their loans to convertible notes as detailed below. The terms of the loans provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. Interest of $1,125 and $6,250 taken up in the three months ended March 31, 2022 and 2021 respectively and $3,375 and $23,438 taken up in the nine months ended March 31, 2022 and 2021 respectively.

Convertible notes

The Company has convertible notes totalling $1,801,038 and $1,624,587 as of March 31, 2022, and June 30, 2021 respectively. The holders of the convertible notes have the right of conversion from the date of issuance. As of June 30, 2021, the Company determined that a beneficial conversion feature discount of $1,003,630 should be applied to the carrying value of convertible notes. In the three months ended March 31, 2022 and the year ended June 30, 2021, the company has taken up an amortization expense of $0 and $133,765 against the beneficial conversion feature.

Convertible notes outstanding as of March 31, 2021 and June 30, 2021 are summarized below:

Details	Maturity Date	Balance at Mar. 31, 2022	Balance at June 30, 2021
20% Convertible Notes totalling $337,500 plus accrued interest	Dec. 31,2023	$627,392	$540,653
20% Convertible Notes totalling $247,500 plus accrued interest	Dec. 31,2023	247,500	271,875
20% Convertible Notes totalling $22,500 plus accrued interest	At call	30,563	34,125
20% Convertible Notes totalling $200,000 plus accrued interest	Dec. 31,2023	247,101	212,939
20% Convertible Notes totalling $125,000 plus accrued interest	Dec. 31,2023	125,000	126,326
20% Related party Convertible Notes totalling $375,000 plus accrued interest	Dec. 31,2023	468,750	412,500
20% Convertible Notes totalling $60,295 plus accrued interest	Dec. 31,2023	60,295	60,295
20% Convertible Notes totalling $25,000 plus accrued interest	Dec. 31,2023	25,000	0
Total convertible notes		1,831,601	1,658,713
Less Unamortized discounts		0	(1,003,630)
Net convertible notes		$1,831,601	$655,083

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

With the adoption of ASU2020-06, the Company recorded a transition adjustment for adjusting the unamortized BCF discount as of June 30, 2021 of $1,003,630 to opening retained earnings during the nine months ended March 31, 2022.

Note 6. Subsequent Events

On April 29, 2022 the Company issued a Form 8-K to announce that it had agreed to amend the terms of its Heads of Agreement with Wizz Air Hungary Airlines Limited to provide its fflya system for 19 of Wizz Air, United Kingdom based A320 and A321 aircraft, for a minimum of three years, under a previously agreed revenue sharing arrangement.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements for the nine months ended March 31, 2022 and the Form 10-K for the fiscal year ended June 30, 2021.

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

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As per Note 6 above, the Company has secured its launch fleet, Wizz Air Hungary Airlines Limited, to provide its fflya system for 19 of its United Kingdom based A320 and A321 aircraft for a minimum three years under a previously agreed revenue sharing arrangement.

Implementation of the Company’s fflya program was delayed due to the impact of Covid19, which will necessitate further renegotiation of outstanding loans and debts, as well as raising additional funding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

In the three months period ended March 31, 2022, the Company recorded revenue of $0, compared to revenue of $27,779 in the corresponding three-month period ended March 31, 2021, as there were no system sales due to the impending release of the new Iridium Certus mid band internet solution, which will form the basis of an enhanced BizjetMobile service.

The Company incurred operating costs of $190,970 in the three months ended March 31, 2022 and $159,691 in the three months ended March 31, 2021. Main components are engineering, technical support and marketing expenses. In the three months ended March 31, 2022, the Company recorded an operating loss of $190,970 compared to an Operating Loss of $131,912 in the three months ended March 31, 2021.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest and capital raising costs of $134,149 in the three months ended March 31, 2022, compared to interest cost of $47,460 in the three months ended March 31, 2021. This resulted in Net Losses of $325,119 and $179,372 in the three months ended March 31, 2022 and 2021 respectively.

NINE MONTHS ENDED MARCH 31, 2022 COMPARED TO NINE MONTHS ENDED MARCH 31, 2021

In the nine month period ended March 31, 2022, the Company recorded revenue of $0, compared to revenue of $64,597 in the corresponding nine month period ended March 31, 2021, as there were no system sales due to the impending release of the new Iridium Certus mid band internet solution, which will form the basis of an enhanced BizjetMobile service.

The Company incurred operating costs of $888,955 in the nine months ended March 31, 2022 and $591,547 in the nine months ended March 31, 2021. Main components are engineering, technical support, marketing expenses and directors fees for two years. In the nine months ended March 31, 2022, the Company recorded an operating loss of $888,995 compared to an Operating Loss of $526,950 in the nine months ended March 31, 2021.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest and capital raising costs of $466,322 and $131,112 in the nine months ended March 31, 2022 and 2021 respectively. This resulted in Net Losses of $1,355,277 and $658,062 in the nine months ended March 31, 2022 and 2021 respectively.

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

The cash and cash equivalents balance was $134,074 at March 31, 2022 and $157,601 at June 30, 2021.

The Company reported revenue of $0 in the nine months ended March 31, 2022 compared to $64,597 in the nine month period ended March 31, 2021. The Company incurred a loss of $ 888,955 from operating activities for the nine months to March 31, 2022, compared to a loss of $526,950 from operating activities for the nine months to March 31, 2021. Net cash used in operating activities for the nine months ended March 31, 2022 was $1,027,490 compared to $300,813 during the nine months ended March 31, 2021. Operating cash requirement in the nine months ended March 31, 2022 increased mainly through higher marketing, engineering and technical support costs.

The cash flow of the Company from financing activities for the nine months ended March 31, 2022 was $1,093,963 as a result of funds received for common stock and issue of shares in lieu of interest payments. In the nine months ended March 31, 2021, the cash flow from financing activities was $455,476 mainly from funds received pending issue of common stock and increased loans.

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

(b) Changes in internal controls.

The Company’s management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2022. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company issued 4,846,726 shares of common stock valued at $484,673 for cash that were not registered under the Securities Act of 1933. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The proceeds from the share sales have been used for the Company’s airline program and operating costs.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2022:

None.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	May 13, 2022
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	May 13, 2022
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	May 13, 2022
Graham O. Chappell