Form 10-K
period 2022-06-30
AS-IP TECH INC
filed 2022-10-12
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number 000-27881

AS-IP TECH INC.

(Formerly ASI ENTERTAINMENT, INC.)

(Exact name of small business issuer as specified in its charter)

Delaware	52-2101695
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1/15 Castles Drive

Torquay, Victoria, 3228, Australia

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2021, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.13 on that date) was approximately $30,866,330.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Outstanding at October 12, 2022:

Common Stock, par value $0.0001 per share, 279,184,653

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

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

(1) Form and year of organization

AS-IP Tech, Inc. (formerly ASI Entertainment, Inc.) was formed on April 29, 1998 as a Delaware corporation. The Company has an authorized capital of 500,000,000 shares of Common Stock, par value of $0.0001 per share (the “Common Stock”) and 50,000,000 shares of preferred stock, par value $0.0001 per share. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. The executive offices of the Company are located at 1/15 Castles Drive, Torquay, Victoria, 3228, Australia. The United States offices of the Company are located at 100 Park Ave, 16th Floor, New York, NY 10017. The Company’s telephone number is +1 424-888-2212.

BUSINESS

(1) Principal products or services and their markets;

The Company’s intellectual property comprises two product lines called fflya and BizjetMobile.

fflya

The Company has launched a new standard in inflight connectivity for Low-Cost Airlines (LCA’s). The justification is simple, LCA passengers on a budget won’t pay for Wi-Fi.

The Company achieved this via a proprietary disruptive technology, and business model which has been validated by thousands of passengers inflight, sending tens of thousands of messages on Wizz Air, and can be summarised as follows:

Technical

•Core revenue platform is messaging. Communication and social contact drives everything.

•AS-IP’s flight proven free messaging service, Email, SMS and WhatsApp are embedded into an airlines existing booking app providing immediate access to a huge database without app marketing costs.

•Eliminates the high costs associated with conventional Wi-Fi installations by creating an ultra-low-cost system and certification process, making it simple and economical for an airline to install.

•Remotely controls the passenger app interface by flight, to engage and influence what passengers do and see while captive for 2-4 hours.

Business Model

•Use Free messaging as the draw card to create revenue from paid promotions in the app.

•Implement a Social Network invite only approach to drive promotion before passengers fly. Flight tests confirm inviting friends to chat expands the database by a multiple of three.

•Create virtual autonomous gateways that eliminate the conventional ISP facilities required by Wi-Fi systems.

The combination of these components is why after 16 years of inflight Wi-Fi on major airlines, multibillion dollar organisations such as, VIASAT/INMARSAT, UTELSAT and INTELSAT, are still unable to address the LCA market, including the new Starlink (Elon Musk) Wi-Fi service. On the ground, Starlink charges double the price of the incumbent networks. With inflight Wi-Fi already expensive, convincing airlines to switch to a faster service, with the control the incumbents have over the existing 8,000 major airlines aircraft will be a major challenge.

Regardless, LCA passengers on a budget won’t pay for Wi-Fi, and this is clearly understood by the major LCA’s in Europe, Wizz Air, Ryanair, Jet2 and EasyJet, who operate over 1,400 aircraft, leaving this unique market opportunity to the Company and its proprietary technology.

fflya provides airlines with a customized global inflight connectivity approach, based on the latest mobile App technology, narrowband satellite links and Bluetooth technology. The fflya platform reduces the installation, certification, and equipment costs by up to 95% compared to inflight broadband. In addition, it uses a cloud-based messaging platform capable of delivering real-time demographics.

Passengers get:

•Free SMS, WhatsApp and Email, and they don’t need Wi-Fi to do it.

Airlines get: -

•A free satellite system.

•New ancillary revenue streams.

•A free real time, in-flight, fully verified credit card payment platform for In-app and EFTPOS that will eliminates card default problems.

•Live feed telemetry data to enhance operation without data charges.

The Company’s airline business model is based on a revenue sharing basis. Revenue is generated from embedded advertising, E-Commerce, live payment and destination sponsors.

BizjetMobile

BizjetMobile provides corporate jets with an alternative global inflight connectivity solution and is marketed under the brand names CrewX, CHiiMP and BizjetInternet. Each product is a mobile App which deliver a combination of highly optimized inflight text, chat, email, voice and internet for passengers and crew. The on-board network comprises an integrated satellite transceiver incorporating a Bluetooth hotspot that uses a set of algorithms and file management protocols that are custom built for aviation satellite networks. All communications are managed by a cloud-based gateway and report by user, flight, aircraft, file, and message type. As a result, passengers and crew receive unlimited inflight connectivity for a flat low monthly rate.

The Company has commissioned over 110 BizjetMobile systems since launch, operating across Asia Pacific, the America’s, Europe and the Middle East.

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

(2) Distribution methods of the products or services;

BizjetMobile distributors are related parties controlled by the Chapman family for the Americas, Europe and Asia Pacific, and market the products on a commission basis.

fflya marketing is controlled by the Chapman family in conjunction with agents, who will receive commissions from successful airline programs.

(3) Status of any publicly announced new product or service;

fflya - Following 3 months of flight trials, the Company announced a final agreement with Wizz Air to equip its UK fleet of nineteen A32X series aircraft. The first aircraft is equipped and in operation and further installations will commence in October.  More recently, the Company successfully flight tested on Wizz Air, fflya’s world’s first in flight Bluetooth payment solution incorporating live in-app credit card payment. To demonstrate the capability, the Company incorporated the Food and Boutique menu into the fflya messaging app, allowing an order to be placed, paid for by credit card and a receipt return to the app.

The fflya hardware, apps, gateway and support system are developed and supplied by a related party, ASiQ Pty Ltd (ASiQ), under the IP acquisition agreement and comprises, a router that connects passengers via Bluetooth, and a revolutionary window antenna system that connects to the Iridium satellite network. The Company contracts the service and hardware under commercial terms on a program-by-program basis.

BizjetMobile – BizjetMobile LLC has announced the first corporate aircraft test bed was equipped with the Bizjetinternet Certus service, connecting via the new next generation Iridium satellites.

(4) Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition;

Competition

Airlines

The landscape of the airline Wi-Fi market has changed over the past 18 months, due to the impact of Covid. Intelsat acquired GOGO’s airline business, Eutelsat acquired GEE, VIASAT and INMARSAT have proposed a merger.

New satellite operators, Starlink and OneWeb will compete with these companies in 2023, proposing a faster service, however they will face the same issue in that research shows that less than 10% of passengers are prepared to pay for Wi-Fi, plus the incumbents already control the market space with long term contracts. These new satellite networks cost up to 3-4 time more than the incumbents and their business models also rely on paying for Wi-Fi. As they operate in the identical K-band transmission frequencies, the equipment, installation and service cost will still be high. The net effect is similar to migration from 4G versus 5G. The user gets more data faster, but the price remains virtually the same.

The primary market for all these vendors is predominantly Tier 1 airlines and national flag carriers. These airlines provide business travellers with an adequate level of internet connectivity at a cost per flight similar to the daily rate of many 5-star hotels. In some cases, first and business class passengers receive this service free of charge.

Equipment, installation and certification costs on Wi-Fi platforms are substantial and where possible, most airlines will exercise the option to have it factory installed on new aircraft. Approximately one third of the world’s airlines are equipped with inflight Wi-Fi, the majority of which are either in the U.S.A or are long haul wide body aircraft. Recent forecasts suggest that half of the world’s airlines will be fully equipped by 2025.

The challenge for the Company to compete, is to target the remaining market and create a platform and business model that eliminates the financial risk, generates new revenue, enhances the passenger experience, and removes the high operational/user costs associated with heavy and expensive Wi-Fi platforms.

The Company meets these challenges by targeting only the LCA market with a platform that is 95% lighter and cheaper and controlled by a proprietary gateway protocol that is up to 95% more efficient in delivering today’s mobile App-based communications. This creates the ability to deliver a sponsored free texting service and generate new revenue from multiple inflight e-commerce opportunities. AS-IP’s unique program targets LCA’s which represent approximately 50% of the airline world, flying mainly Boeing B737 and Airbus A320 series aircraft and annually carry around 2 billion disconnected leisure passengers.

fflya’s Bluetooth technology leverages off new generation Iridium Low Earth Orbit satellites (LEO’s). As LEO’s operate 800 kilometres above the earth, latency is similar to a mobile phone network. Iridium Next LEOs offer a midband service so their low cost and low latency is perfectly suited to connect fflya’s Bluetooth app-based technology.

fflya is future proofed as it does not rely on the high cost of broadband or Wi-Fi to deliver its services. There are three key components that suit LCA’s: Text, Telemetry and Credit Card Payment. All are delivered via short burst data which specifically suits the fflya Bluetooth and Iridium data platforms.

The Company believes it will be able to compete with other companies in the commercial airline field because of AS-IP’s very low equipment costs, unique business model and little or no certification issues.

Business Jet

BizjetMobile is focused on the global market because of its use of satellite communications.  In the USA, the business jet market is dominated GOGO Inc. (formally Aircell). GOGO’s system connects passenger devices via Wi-Fi, having implemented an exclusive terrestrial wireless radio network across the domestic United States for transmission off the aircraft. GOGO has approximately 5,000+ domestic business jets connected to its system.  A second company, SmartSky Networks, is building a similar USA terrestrial network to compete with GOGO.

Internationally GOGO has equipped a further 4,737 aircraft with the Aircell (division of GOGO) Iridium satellite telephone systems. These are legacy satellite systems that cannot deliver Internet. The ChiiMP system enhances the Iridium telephone with messaging services and several BizjetMobile customers are connected via the Aircell Iridium systems. GOGO is also an INMARSAT reseller and has equipped several international aircraft with Wi-Fi. These systems are mainly installed at factory on larger jets and range in price from $150K - $650K. A second company VIASAT, also competes for the large jets with a similar $650K international solution.

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

Due to Covid over the previous 12-month period, the Company’s industrial partner ASiQ, was forced to take an alternative approach. As AS-IP’s launch customer Wizz Air’s head office is in Hungary, we selected one of their UK registered aircraft for the flight trial. This enabled ASiQ to engage EU/UK aviation certified companies to produce the engineering/certification package and manufacture the certified installation kit.

ASiQ originally designed the business aircraft system to be is installed as a “Portable Electronic Device” PED and as such, little or no certification is required. The Company utilises the same process for airlines, which will ultimately lead to a lower cost certifiable platform.

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

Existing or probable governmental regulations have not impacted AS-IP’s operations except for the increased costs of compliance with reporting obligations. These additional costs remain consistent as long as the company continues as a reporting corporation.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company maintains its corporate administration office at 1/15 Castles Drive, Torquay, Victoria, 3228, Australia.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and management has no knowledge of any threatened or pending litigation against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company has authorized capital of 500,000,000 shares of Common Stock, $0.0001 par value, and 50,000,000 shares of preferred stock, $0.0001 par value. All shares of Common Stock have equal voting rights, are non-assessable, and have one vote per share. As of the date hereof, the Company has 278,697,573 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Since March 2000, the Company’s Common Stock has been quoted on the NASD OTC Bulletin Board and more recently, the OTCPK. Prior to that date, there was no public market for the Company’s securities. The following table sets out the range of the high and low sales prices for the Company’s securities.

	Common Stock
Quarter Ended	High	Low
June 30, 2020	$0.02	$0.01
September 30, 2020	$0.01	$0.10
December 31, 2020	$0.10	$0.05
March 31, 2021	$0.23	$0.08
June 30, 2021	$0.25	$0.14
September 30, 2021	$0.22	$0.07
December 31, 2021	$0.28	$0.08
March 31, 2022	$0.19	$0.08
June 30, 2022	$0.15	$0.06

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company’s corporate structure is designed to facilitate investment in owning aircraft systems and the IP, with the primary purpose of controlling service cash flow and dictating revenue share in the airline contracts.

The Company maintains a low-cost structure as it has no employees, contracting the services of executives and support as required. Because of the low-cost structure, the Company anticipates that the proceeds from stock issues and revenue from service and system sales, will be sufficient to meet the Company’s operating and capital requirements for approximately 12 months.

RESULTS AND PLAN OF OPERATIONS

The Company had accumulated losses from inception to June 30, 2022 of $16,351,745. Major components of the loss include capital raising costs, consulting and management fees, engineering fees and operations costs. The Company may be required to make significant additional expenditures in connection with the development of the BizjetMobile and fflya programs. The Company’s ability to continue its operations is dependent upon its receiving funds through its anticipated sources of financing including capital raisings, borrowings and revenues from operations.

YEAR ENDED JUNE 30, 2022 COMPARED WITH YEAR ENDED JUNE 30, 2021

In the 2022 financial year, the Company’s programs were still impacted by the Covid19 pandemic.

The Company received no revenue from its BizjetMobile business in the year ended June 30, 2022, compared to BizjetMobile service fees of $11,964 and BizjetMobile system sales $61,873, a total of $73,837 in the year ended June 30, 2021.

Business jet system sales are now recovering, and revenue will begin in the second half of 2022 on BizjetMobile in early 2023 on fflya, once the initial fleet is equipped.

Operating expenses increased from $733,962 for the twelve-month period ended June 30, 2021 to $1,280,966 for the twelve month period ended June 30, 2022 due to increased marketing, engineering and technical support costs and two years of unpaid directors fees.

The Company recorded a net loss from operations for the twelve-month period ended June 30, 2022 of $1,280,966, compared to a loss of $660,125 for the twelve-month period ended June 30, 2021.

Other expenses increased from $710,703 in the year ended June 30, 2021, to $875,661 in the year ended June 30, 2022, due to higher interest costs and loss on the issuance of shares for settlement of liabilities but without a charge for amortization of beneficial conversion feature.

The Company recorded a net loss for the twelve-month period ended June 30, 2022 of $2,156,627, compared to a loss of $1,370,828 for the twelve-month period ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents cash equivalents decreased from $157,601 at June 30, 2021 to $108,098 at June 30, 2022.

The Company’s revenue for the twelve months ended June 30, 2021 was $0, compared to $73,837 in the twelve month period to June 30, 2021. Operating costs increased for the period from July 1, 2021 to June 30, 2022 mainly as a result increased marketing and engineering costs and directors fees. After loss on issuance of shares on settlement of liabilities, increased related party payables and issuance of shares for related party payables, the Company had a net cash outflow of $1,119,622 from operating activities for the period from July 1, 2021 to June 30, 2022, compared to a net cash outflow from operating activities of $417,053 for the period from July 1, 2020 to June 30, 2021.

The Company had no cash flow from investing activities for the twelve months ended June 30, 2022, and June 30, 2021 respectively.

The cash flow of the Company from financing activities for the twelve months ending June 30, 2022 was from the issue of common stock and shares issued in lieu of interest. In the twelve months ended June 30, 2021, financing activities was from issue of common stock and proceeds from loans.

The Company’s business plan is focused on expansion into the airline business with its fflya program. This plan may require significant capital from the Company for marketing and technical and product support. The Company may not have sufficient funds to finance its operations in which case it will have to seek additional capital. The Company may raise additional capital by the sale of its equity securities, through an offering of debt securities, or from borrowings. The Company does not have a policy on the amount of borrowing or debt that the Company can incur.

The Company has no commitment for capital expenditure in the near future.

OUTLOOK

The following are forward looking statements and should be read in conjunction with the Forward Looking Statement in Part I. of this Form 10-K.

The Company previously contracted ASiQ to supply and support the Bizjet program. Covid impacted the Bizjet market grounding all aircraft, and also ASiQ, the Company’s industrial partner.

In order to retain the services of Ron Chapman and ASiQ and continue to support the Companies fflya program. Effective July 1st 2022, the Company is renegotiating the agreement with ASiQ in regard to the programs.

ASiQ provides the airline facilities, systems and support services funded as required on a nominal month by month basis by the Company.

The Company’s primary focus over the past 12 months has been development of fflya to support its Wizz Air program.

The company’s fflya business model is based on offering free messaging to be paid for by general and destination specific advertising and E-commerce. Under the fflya program, an airline will receive the system on a revenue share basis on terms to be agreed. As the equipment cost is a fraction of a Wi-Fi platform, the Company needs minimal commissions to justify the cost of the hardware. The Company believes LCA’s will be attracted to this business model.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AS-IP Tech, Inc. as of June 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID: 5041)

We have served as the Company’s auditor since 2013

Lakewood, CO

October 12, 2022

AS-IP TECH, INC.

BALANCE SHEETS

	June 30,
	2022	2021
ASSETS
Current Assets
Cash	$108,098	$157,601
Prepaid expenses	25,000	-
Total current assets	133,098	157,601

Total assets	$133,098	$157,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$5,723	$4,859
Related party payables	484,938	536,075
Loans	77,727	84,146
Due to related parties	228,811	228,811
Subscription for capital	1,196	-
Total current liabilities	798,395	853,891

Non-Current Liabilities
Convertible notes, net of discount	918,959	521,472
Convertible notes, related parties, net of discount	587,500	99,484
Total non-current liabilities	1,506,459	620,956

Total liabilities	2,304,854	1,474,847

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 278,697,573 and 255,149,894 were issued and outstanding as of June 30, 2022 and 2021, respectively	27,870	25,515
Additional paid-in capital	14,152,124	12,852,362
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(16,351,745)	(14,195,118)
Total stockholders’ deficit	(2,171,756)	(1,317,246)

Total liabilities and stockholders’ deficit	$133,098	$157,601

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2022	For the year ended June 30, 2021
Revenue
BizjetMobile system sales - related parties	$-	$61,873
BizjetMobile service fees - related parties	-	11,964
Total revenue	$-	$73,837

Operating expenses
Selling, general and administrative expenses	657,263	214,688
Marketing fees and expenses - related party	260,069	331,000
Engineering services - related party	176,887	106,863
Amortization of capitalized termination fee to a related party	-	13,737
Communications and data - related party	2,394	2,707
Components - related party	20,000	1,974
Technical service support - related party	154,000	62,993
Trade shows - related party	10,353	-
Total operating expenses	1,280,966	733,962

Loss from operations	(1,280,966)	(660,125)

Other expense
Interest	280,340	220,710
Interest - related party	86,771	51,708
Loss on settlement of liabilities	400,685	304,520
Capital raising fee	107,865	-
Amortization of beneficial conversion feature	-	133,765
Total other expense	875,661	710,703

Net loss	$(2,156,627)	$(1,370,828)

Net loss per share - (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - (basic and diluted)	261,780,893	227,804,417

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Paid-In Capital	Subscriptions Payable	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)	($)

June 30, 2020	182,112,766	18,211	10,493,218	26,186	(5)	(12,059,106)	(1,521,496)

Issuance of stock for cash	53,677,399	5,368	597,084	-	-	-	602,452
Issue of shares for interest	2,625,122	263	419,571	-	-	-	419,834
Issuance of stock for services	11,545,994	1,155	115,561	-	-	-	116,716
Issuance of shares for debt to related parties	2,766,224	276	51,289	-	-	-	51,565
Issuance of shares for subscriptions payable	1,422,389	142	26,044	(26,186)	-	-	-
Issuance of shares in lieu of directors fees	1,000,000	100	12,200	-	-	-	12,300
Beneficial conversion feature on convertible notes	-	-	1,137,395	-	-	-	1,137,395
Net loss for the year ended	-	-				(1,370,828)	(1,370,828)

June 30, 2021	255,149,894	25,515	12,852,362	-	(5)	(14,195,118)	(1,317,246)

Adoption of ASU2020-06	-	-	(1,003,630)	-	-	-	(1,003,630)
Issuance of stock for cash	8,668,876	867	866,021	-	-	-	866,888
Issue of shares for interest	2,478,537	248	335,854	-	-	-	336,102
Issuance of stock for services	1,666,366	166	146,552	-	-	-	146,718
Issuance of shares for services to related parties	150,000	15	20,985	-	-	-	21,000
Issuance of shares from convertible notes	9,155,900	916	661,056	-	-	-	661,972
Issuance of shares in lieu of directors fees	1,428,000	143	199,777	-	-	-	199,920
Beneficial conversion feature on convertible notes	-	-	73,147	-	-	-	73,147
Net loss for the year ended	-	-	-	-	-	(2,156,627)	(2,156,627)

June 30, 2022	278,697,573	27,870	14,152,124	-	(5)	(16,351,745)	(2,171,756)

See Accompanying Notes to Financial Statements.

AS-IP TECH, INC.

STATEMENTS OF CASH FLOWS

	For the years Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,156,627)	$(1,370,828)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock for directors fees	199,920	12,300
Issuance of common stock for services	146,718	6,716
Issuance of common stock for related party expenses	21,000	110,000
Issuance of common stock for interest	168,954	134,084
Loss on settlement of liabilities	400,685	304,520
Amortization of intangibles	-	13,737
Amortization of beneficial conversion feature	-	133,765
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	864	405
Increase (Decrease) in deferred revenue	-	(1,892)
Increase (Decrease) in related party payables	48,864	154,617
Increase (Decrease) in related party accrued interest	75,000	-
Decrease (Increase) in prepaid expenses	(25,000)	-
	-	85,523
Net cash used in operating activities	(1,119,622)	(417,053)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	28,586	325,000
Proceeds from issuance of common stock	866,857	240,696
Shares issued in lieu of interest	100,333	-
Funds received pending issuance of common stock	1,196	-
Cost of issue of warrants	73,147	-
Net cash provided by financing activities	1,070,119	565,696

Net Increase/(Decrease) in cash	(49,503)	148,643
Cash, beginning of period	157,601	8,958
Cash, end of period	$108,098	$157,601

Supplemental schedule of non-cash activities:
Cash paid for interest	$-	$-
Stock issued for funds received in prior period	$-	$361,758
Related party payables transferred to Loans - related parties	$-	$375,000

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

When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of future undiscounted cash flows. If the sum of the expected future cash flows is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value which is estimated and calculated by discounted cash flow method. The Company has determined that an impairment charge is not required 2022 and 2021.

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

At June 30, 2022 the Company had net operating loss carryforwards of $14,395,200. The deferred tax asset created by the U.S. net operating losses has been offset by a 100% valuation allowance for those with a 20 year life of $1,963,496 in 2022, compared to $2,049,266 in 2021 and 100% allowance for those with an indefinite life of $1,059,496 in 2022.

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

Stock Options and Warrants

We estimate the fair value of stock option awards and warrants on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, risk free interest rates and expected dividends.

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

Deferred revenue

The Company receives payment for services in advance before the subscription service is provided. The company recognizes the revenue as being earned as the services are provided. Deferred revenue of $0 and $1,892 was recognized in the 2022 and 2021 years respectively.

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

Beneficial Conversion Feature of Convertible Debt

In 2021, the Company accounted for convertible debt in accordance with the guidelines established by FASB ASC 470-20, “Debt with Conversion and Other Options”. In 2022, the Company has Rosen to early adopt ASU 2020–06 and as a result, has reversed the balance of the Beneficial Conversion Feature (“BCF”).

NOTE 2 - RELATED PARTY TRANSACTIONS

As of June 30, 2022 and 2021, the Company has recorded a current liability “related parties payables” of $484,938 and $536,075 respectively. The main component is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. Interest accrued for the advance in the years ended June 30, 2022 and 2021 was $11,771 and $14,208. The loan and accumulated interest will be repaid from surplus operating cash, when funds are available. As of June 30, 2021, the Company settled part of the Related party payables with long term convertible notes, net of discount of $99,484. See Note 5 for further details.

As of June 30, 2022 and 2021, the Company had “due to related parties” of $228,811 amounts due to the Company’s president, Ron Chapman. The “due to related parties” balances are non-interest bearing and unsecured. The Company does not impute interest expense or recognize a discount on the face value of the notes.

In 2016, the Company acquired the BizjetMobile intellectual property from an entity affiliated through common stockholders and directors for $450,000. In 2022 and 2021, the Company provided $0 and $13,737 respectively for amortization of the value of the intellectual property which has now been fully written off.

In 2022 and 2021, the Company recorded net revenue of $0 and $61,873 respectively from entities affiliated through common stockholders and directors for BizjetMobile system sales after deduction of commission costs of $0 and $26,517 respectively.

In 2022 and 2021, the Company recorded revenue of $0 and $11,964 respectively from entities affiliated through common stockholders and directors for BizjetMobile service fees after deduction of commissions of $0 and $1,376 respectively.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

In 2022 and 2021, the Company incurred expenses of $96,000 and $48,752 respectively to entities affiliated through common stockholders and directors for management expenses.

In 2022 and 2021, the Company incurred expense of $260,069 and $331,000 to entities affiliated through common stockholders and directors for marketing expenses. This includes fees of $96,000 and $96,000 paid or accrued to the President, Ron Chapman in 2022 and 2021.

In 2022 and 2021, the Company incurred expense of $176,887 and $106,863 for engineering services to entities considered related parties affiliated through common shareholding.

In 2022 and 2021, the Company incurred expense of $154,000 and $62,993 to entities affiliated through common stockholders and directors for technical service support.

In 2022 and 2021, the Company incurred cost of sales, for commissions of $0 and $27,894 to entities affiliated through common stockholders and directors.

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

During the year ended June 30, 2022, the Company issued a total of 8,668,876 shares for $866,888 cash at $0.10 per share.

During the year ended June 30, 2022, the Company issued a total of 2,478,537 shares in lieu of interest of $125,594 and incurred a loss of $210,508 on issue of the shares.

During the year ended June 30, 2022, the Company issued 1,400,000 shares for services valued at $112,000 at $0.08 per share; 41,366 shares for services valued at $4,343 at $0.105 per share; and 225,000 shares for services valued at $30,375 as a share price of $0.135.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended June 30, 2022, the Company issued a total of 150,000 shares for related party services valued at $21,000 at $0.135 per share.

During the year ended June 30, 2022, the Company exercised its rights under convertible notes and issued a total of 9,155,900 shares at the conversion price of $0.05 per share. The difference between the conversion price and the then market price of $0.0223 cents per share was recorded as a loss on issue of $204,176.

During the year ended June 30, 2022, the company issued 1,428,000 of shares in lieu of directors fees at $0.14 per share.

As of June 30, 2022, the Company had 278,697,573 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

Preferred stock

As of June 30, 2021, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

Subscription for capital

As of June 30, 2022 and June 30, 2021, the Company had received $1,196 and $0 respectively, representing funds received to purchase the Company’s for which common stock was not issued until after the related balance sheet date.

Stock Options and Warrants

During the year ended June 30, 2017, the Company issued stock options to acquire 341,500 shares of the Company’s common stock at a price of $0.10 per share. The term of the options is 5 years from the date of issue. The options were issued in return for capital raising services and the accounts reflect an option cost of $7,360.

During the year ended June 30, 2022, the Company issued warrants to acquire 2,000,000 shares of the Company’s common stock at a price of $0.15 per share. The term of the options is 3.5 years from the date of issue. The warrants were issued in return for capital raising services and the accounts reflect a warrant cost of $73,147.

	Options/Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding at June 30, 2020	341,500	$0.10	1.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2021	341,500	$0.10	0.17	$0
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2022	2,000,000	$0.15	3.5	$0
Granted	-	-
Exercised	-	-
Expired	341,500	-
Forfeited	-	-

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

In the year ended June 30, 2016, the Company took up Intangible Assets of $450,000 which represented the termination fee negotiated with the licensee of the Company’s technology. In the year ended June 30, 2018, the Company took up an impairment charge of $113,832 to reflect a lower value of the technology. On the basis that the technology has a useful life of 5 years, and that the Company had taken up amortization to that date of $240,000, the Company provided for amortization of $0 and $13,737 in the years ended June 30, 2022 and 2021 respectively. The intangible asset has now been fully amortized.

NOTE 5 - LOANS

Unsecured loans

The Company has an unsecured loan from a third party with balance outstanding at June 30, 2022 of $36,601 (June 30, 2021 $30,016). Interest is calculated at a rate of 20% per annum with interest of $6,584 and $5,327 taken up in the years ended June 30, 2022 and 2021 respectively. The Company is making principal and interest payments for the loan when funds are available.

The Company has outstanding unsecured loans from shareholders totalling $10,000 at June 30, 2022 and $10,000 at June 30, 2021. The terms of the loans, originally totalling $70,295, provide that if they are not repaid by the loan anniversary (December 31 each year), the Company will issue 16,667 shares of common stock for each $5,000 of the loan outstanding in lieu of interest. At June 30, 2022 and 2021, the Company had accumulated interest on the loans of $0 and $10,005 calculated at the Company’s prevailing share price. The interest will be converted, in due course, by the issue of shares of common stock. The lenders for $60,795 have agreed, effective June 30, 2021 to switch their loans to convertible notes.

Convertible notes

The Company has convertible notes totalling $1,537,585 and $1,624,586 as of June 30, 2022, and June 30, 2021 respectively. The holders of the convertible notes have the right of conversion from the date of issuance. As of June 30, 2021, the Company determined that a beneficial conversion feature discount of $1,003,630 should be applied to the carrying value of convertible notes. In the year ended June 30, 2021, the Company took up an amortization expense of $133,765 against the beneficial conversion feature. In the year ended June 30, 2022, the Company has elected to early adopt ASU 2020–06 that recombined instruments into a single liability instrument and do not separately present in equity and in bedded beneficial conversion feature from the convertible notes.

Convertible notes outstanding as of June 30, 2022 and 2021 are summarized below:

Details	Maturity Date	Balance at June 30, 2022	Balance at June 30, 2021
20% Convertible Notes totalling $337,500 plus accrued interest	Dec. 31,2023	$ 659,293	$ 540,653
20% Convertible Notes totalling $247,500 plus accrued interest	Dec. 31,2023	31,126	271,875
20% Convertible Notes totalling $200,000 plus accrued interest	Dec. 31,2023	259,666	212,939
20% Convertible Notes totalling $125,000 plus accrued interest	Dec. 31,2023	0	126,326
20% Related party Convertible Notes totalling $375,000 plus accrued interest	Dec. 31,2023	487,500	412,500
0% Convertible Notes totalling $100,000		100,000	0
Total convertible notes		1,537,585	1,624,588
Less Unamortized discounts		0	(1,003,630)
Net convertible notes		$ 1,537,585	$ 620,958

In 2018, the Company issued Convertible Notes which totalled $607,500, to fund the development of its fflya systems. In return for providing the funding, the original investors will receive commissions on Viator tours and attractions for the first 27 system installations. Each investor will receive a commission for three years on terms to be agreed, based on the net revenue received once the systems commence operation. To date, no systems have been installed and no commissions have been paid. Two issues of Convertible Notes were made as follows:

The first Convertible Note for $337,500. Terms of the issue are:

-Interest rate: 20% per annum.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

-Conversion price: $0.03 per share.

-Maturity date: December 1, 2020, which has now been extended to December 31, 2023, conditional on the holders advancing an additional $200,000 on terms set out, and outstanding interest to be compounded.

A second Convertible Note issue for $247,500, on the following terms:

-Interest rate:  20% per annum, payable monthly in arrears

-Conversion price:  $0.05 per share

-Maturity date:  December 1, 2020, which had been extended to December 31, 2023.

$225,000 of these Notes were converted to shares at June 30, 2022.

Two Convertible Notes for $200,000 were issued in March 2021. Terms of the issue are:

-Interest rate: 20% per annum.

-Conversion price: $0.015 per share.

-Maturity date: December 1, 2023, and outstanding interest to be compounded.

Additional convertible notes totalling $125,000, on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $0.05 per share

-Maturity date: December 31, 2023.

These notes were converted to shares at June 30, 2022.

Convertible Notes totalling $60,295, were issued to replace the loans detailed in Note 5. above, on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $0.05 per share

-Maturity date: December 31, 2023.

These notes were converted to shares at June 30, 2022.

In July 2021 Convertible Notes totalling $25,000 were issued on the following terms:

-Interest rate: 20% per annum, payable monthly in arrears by cash or shares

-Conversion price: $0.05 per share

-Maturity date: December 31, 2023.

These notes were converted to shares at June 30, 2022.

In July 2021, related party contractors agreed to accept Convertible Notes totalling $375,000 to reduce the debts they are owed, as follows:

-Interest rate: 20% per annum, payable monthly in arrears in shares

-Conversion price: $0.015 per share

-Maturity date: December 31, 2023

In June 2022, $100,000 of related party debt was switched to two Convertible Notes, as follows:

-Interest rate: 0% per annum

-Conversion price: $0.015 per share

-Maturity date: December 31, 2023

NOTE 6 - RISKS & UNCERTAINTIES

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - COVID-19 could continue to have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on the Company’s ability to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Any disruption or delay of the Company’s suppliers or customers would likely impact the Company’s sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect global economies and financial markets, resulting in an economic downturn that could significantly impact our operating results.

As the Company’s revenue is also derived from related party distributors. Any disruption to the business of the distributor will impact the Company’s sales and operating results.

AS-IP TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SIGNIFICANT SUBSEQUENT EVENTS

Since June 30, 2022, the Company has continued to raise capital to fund its operations through sale of shares totalling 475,080 shares for $34,728, up to the date of this report.

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

Our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(C) and under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

As of June 30, 2022, management performed, with the participation of our President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 (e) and 15c-15 (e) of the Exchange Act. Our Disclosure controls and procedures controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our President and Chief Financial Officer concluded that, our disclosure controls and procedures over financial reporting as of June 30, 2022, were not effective due to material weaknesses resulting from our lack of US GAAP knowledge and segregation of duties.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on the results of this assessment and on those criteria the Company concluded that the internal controls over financial reporting as of June 30, 2022 were not effective.

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

The principal occupation and business experience for each officer and director of the Company, for at least the last five years are as follows:

RONALD J. CHAPMAN, 70, serves as President and a director of the Company. Commencing in 1985, Mr. Chapman founded and remains the managing director of ASI Holdings Pty. Ltd. and ASiQ Ltd. Since inception, Mr. Chapman has overseen the product development and coordinated the marketing for ASiQ. Mr. Chapman is also managing director and the beneficial owner of 100% of Chapman International Pty Ltd., which is a shareholder of the Company through its shareholding in ASI Technologies Pty. Ltd.

GRAHAM O. CHAPPELL, 77, has been a director of the Company since its inception. Mr. Chappell has worked in the aerospace industry for 30 years. Since 1985, Mr. Chappell has operated as the principal of Chappell Salikin Weil Associates Pty. Ltd. (“Chappell Salikin”), Victoria, Australia, a private aerospace, technology and defence industries consultancy company. Mr. Chappell obtained a Diploma of Aeronautical Engineering degree from the Royal Melbourne Institute of Technology in 1968 and a Masters of Science (Air Transport Engineering) from Cranfield University in 1974.

PHILIP A. SHIELS, 70, has been a director of the Company since its inception. From 1992 to the present, Mr. Shiels has operated Shiels & Co., Victoria, Australia, a private consulting practice providing management and corporate advisory services. Shiels & Co. has served as a consultant to the Company since inception. Mr. Shiels received a Bachelor of Business (Accountancy) Degree from the RMIT University in 1976 and has been a Member of Chartered Accountants Australia & New Zealand since 1978.

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

The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Chief Financial Officer of the Company during 2021 and 2022. No other officer of the Company received a salary and bonus in excess of $100,000 for services rendered during the fiscal year ended June 30, 2022:

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	ANNUAL SALARY	COMPENSATION BONUS/AWARDS	OTHER COMPENSATION ALL OTHER
Ronald Chapman, President	2022 2021	- -	$ 96,000(1) $ 96,000(1)	$ 49,980(3) $ 55,000
Philip Shiels, Chief Financial Officer	2022 2021	- -	$ 96,000(2) $ 48,752(2)	$ 49,980(3) --$ -
Graham Chappell, Director	2022 2021	- -	$ 21,000 $ -	$ 49,980(3) $ 6,000(3)
Richard Lukso, Former Chairman	2022 2021	- -	-$ - -$ -	$ 49,980(3) $ 6,000(3)

(1) Marketing fee, paid or accrued

(2) Officers management fee, paid or accrued

(3) Directors’ fees satisfied with share issue

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

Name, Position and Address	Shares of Common Stock Beneficially Owned	Percentage of Shares Owned
Ronald J. Chapman (2) Chairmen, President and director 1 Bass Drive, Torquay, Vic., 3228 Australia	18,973,336	6.8%
Graham O. Chappell (3) Director 5 Marine Parade, Suite 2 St. Kilda, Vic., 3148, Australia	3,271,406	1.3%
Philip A. Shiels (4) Chief Financial Officer and director 88 Elgin Street Hawthorn, Vic., 3122 Australia	18,805,522	6.7%
Roman Lohyn (5) 5 Rothesay Avenue Brighton Vic., 3186 Australia	25,580,840	9.2%
Eric P. van der Griend (6) 100 Barkly St St Kilda, Vic., 3182 Australia	14,157,639	5.1%
Reginald Edward Gleeson (7) 57 Black St. Brighton Vic., 3186 Australia	16,981,532	6.1%
All the officers and directors as a group (3 persons)	41,407,264	14.9%

(1)  Assumes 278,697,573 shares of Common Stock issued and outstanding.

(2)  Ronald J. Chapman, President and a director of the Company, owns 125,006 shares directly. Mr. Chapman is the managing director (president) and majority shareholder of Chapman International Pty. Ltd. holds 6,307,000 shares and is the controlling shareholder of ASIT Australia through which Mr. Chapman is the beneficial owner of 266,575 shares. Mr. Chapman holds the power of attorney for the trustee of the Research No.1 Trust which holds 9,774,755 Shares. Mr. Chapman is a trustee and a beneficiary of the Madanosaj Superannuation Fund which holds 2,500,000 shares.

(3)  Graham O. Chappell, a director of the Company, is the managing director (president) and sole shareholder of Chappell Salikin Weil Associates Pty. Ltd. and is considered the beneficial owner of the 788,006 Shares. Mr. Chappell is the sole shareholder of International Aviation Services Pty. Ltd. which owns 43,400 shares of which Mr. Chappell is considered the beneficial owner. Mr. Chappell is a trustee and a beneficiary of the Chappell Salikin Weil Associates Pty. Ltd. Staff Superannuation Fund which holds 2,797,000 shares.

(4)  Philip A. Shiels, Chief Financial Officer and a director of the Company, holds the power of attorney for the trustee of the Research No. 2 Trust which holds 3,198,522 Shares. Mr. Shiels is a trustee and a beneficiary of the Shiels Superannuation Fund which holds 8,250,000 shares. Mr. Shiels is a trustee and a beneficiary of The Shiels Trust which holds 7,357,000 shares.

(5)  Roman Lohyn is a trustee of Mostyn Superannuation Fund which owns 25,460,840 shares, and a director of Sorcerer Pty. Ltd. which owns 120,000 shares.

(6)  Eric P. van der Griend is a director and shareholder of Ocean View Investment Pty. Ltd. which owns 13,888,889 shares and a director and shareholder of Swiss Time Australia Pty. Ltd. which owns 268,750 shares. Mr. van der Griend is considered the beneficial owner of 14,157,639 shares.

(7)  Reginald Edward Gleeson is a trustee of Regsher Pty. Ltd. Superannuation Fund which owns 16,981,532 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ron Chapman, Graham Chappell, and Philip Shiels are directors of the Company and directors of the Company’s former subsidiary ASiQ Pty. Ltd. (“ASiQ”).

ASiQ provides technical support for the Company’s business jet program, and in the year ended June 30, 2022, received a monthly retainer plus outgoings.

Chapman International Pty. Ltd., of which Ron Chapman is a director and shareholder, was paid marketing fees during the year ended June 30, 2022.

Shiels and Co., of which Philip Shiels is the principal, was paid management fees during the year ended June 30, 2022.

BizjetMobile LLC, the North and South American distributor for BizjetMobile services and systems, is 50% owned by ASiQ.

Barry Chapman, the European and Middle East distributor for BizjetMobile services and systems, is related to Ron Chapman.

Since June 30, 2017, the Company entered into a license agreement with ASiQ, under which the Company granted ASiQ the right to develop, manufacture, market and commercialize the Company’s intellectual property for global military and government applications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Audit fees paid to B F Borgers in the fiscal year ended June 30, 2021 and June 30, 2022 were $33,500 and $33,500 respectively.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performances of the audit or review of our financial statements other than those disclosed under the caption Audit Fees for fiscal years 2021 and 2022.

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

Dated: October 12, 2022

By:  /s/ Ronald J. Chapman

President

By:  /s/ Philip A. Shiels

Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. Chapman	Chairman and Director	October 12, 2022
Ronald J. Chapman

/s/ Graham O. Chappell	Director	October 12, 2022
Graham O. Chappell

/s/ Philip A. Shiels	Director	October 12, 2022
Philip A. Shiels