Form 10-Q
period 2022-09-30
AS-IP TECH INC
filed 2022-11-14
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 279,184,653 outstanding shares of the issuer’s Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	June 30, 2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$5,080	$108,098
Prepaid expenses	25,000	25,000
Total current assets	30,080	133,098

Total assets	$30,080	$133,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,699	$5,723
Related party payables	769,842	484,938
Loans	80,983	77,727
Due to related parties	0	228,811
Subscription for capital	-	1,196
Total current liabilities	855,524	798,395

Non-Current Liabilities
Convertible notes, net of discount	$965,687	$918,959
Convertible notes, related parties, net of discount	606,250	587,500
Total non-current liabilities	1,571,937	1,506,459

Total liabilities	2,427,461	2,304,854

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 279,184,653 and 278,697,573 were issued and outstanding as of Sept. 30, 2022 and June 30, 2022, respectively	27,919	27,870
Additional paid-in capital	14,198,002	14,152,124
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(16,623,297)	(16,351,745)
Total stockholders’ deficit	(2,397,381)	(2,171,756)

Total liabilities and stockholders’ deficit	$30,080	$133,098

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended September 30, 2022	Three Months ended September 30, 2021
Revenue
BizjetMobile commission	$23,894	$-

Operating expenses
General and administrative expenses	172,741	146,932
Selling expenses	58,316	56,282
Total operating expenses	231,057	203,214

Loss from operations	(207,163)	(203,214)

Other expense
Interest	50,547	65,398
Interest - related party	21,813	21,622
Total other expense	72,360	87,020

Net loss	$(279,523)	$(290,234)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	279,031,117	255,149,894

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)
Balance, June 30, 2021	255,149,894	25,515	12,852,362	(5)	(14,195,118)	(1,317,246)
Adoption of ASU2020-06	-	-	-	-	(1,003,630)	(1,003,630)
Net loss for the period	-	-	-	-	(290,327)	(290,327)
Balance, September 30, 2021	255,149,894	25,515	12,852,362	(5)	(15,489,075)	(2,611,203)

Balance, June 30, 2022	278,697,573	27,870	14,152,124	(5)	(16,351,745)	(2,171,756)
Accounts payable adjustment	-	-	-	-	7,971	7,971
Subscription for Capital	487,080	49	45,878	-	-	45,927
Net loss for the period	-	-	-	-	(279,523)	(279,523)
Balance, September 30, 2022	279,184,653	27,919	14,198,002	(5)	(16,623,297)	(2,397,381)

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended September 30, 2022	Three Months ended September 30, 2021

Cash flows from operating activities:
Net loss	$(279,523)	$(290,234)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(1,024)	(360)
Increase (Decrease) in deferred revenue	-	-
Increase (Decrease) in related party payables	64,064	15,372
Increase (Decrease) in accrued interest, related parties	18,750
Increase in accrued interest	49,984	65,398
Net cash used in operating activities	(147,749)	(209,824)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	-	25,000
Proceeds from issuance of common stock	44,731	-
Funds received pending issuance of common stock	-	290,057
Net cash provided by financing activities	44,731	315,057

Net Increase/(Decrease) in cash	(103,018)	105,233
Cash, beginning of period	108,098	157,601
Cash, end of period	$5,080	$262,834

Supplemental schedule of non-cash activities:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has early adopted ASU2020-06 on its twelve months ended June 30, 2022 unaudited interim condensed financial statements (See Convertible Financial Instruments and New Accounting Pronouncements). Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 12, 2022.

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

For further information, refer to the financial statements and footnotes included in the Company’s Form 10-K for the year ended June 30, 2022.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on its year ended June 30, 2022 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

Note 3. Related Party Transactions

As of September 30, 2022 and June 30, 2022, the Company has recorded as “related party payables”, $769,842 and $484,938, respectively. A component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended September 30, 2022 and September 30, 2021, the Company recorded Interest - related party of $3,063 and $2,872 respectively. The increase of “Related party payables” at September 30, 2022 is due to the transfer of an amount of $228,811, previously categorised as “Due to related parties” to “Related party payables”. As a result, as at September 30, 2022 and June 30, 2022 respectively, the Company had “Due to related parties” of $0 and $228,811.

In the three months ended September 30, 2022 and September 30, 2021 respectively, the Company recorded commission revenue of $23,894 and $0 from the BizjetMobile licensee, an entity affiliated through common stockholders and directors.

In the three months ended September 30, 2022 and September 30, 2021 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended September 30, 2022 and September 30, 2021 respectively, the Company incurred marketing expense of $58,316 and $56,282 to entities affiliated through common stockholders and directors.

In the three months ended September 30, 2022 and September 30, 2021 respectively, the Company incurred expense of $55,000 and $24,000 to entities affiliated through common stockholders and directors for program service support.

In the three months ended September 30, 2022 and September 30, 2021 respectively, the Company incurred engineering service costs of $41,921 and $44,958 to entities affiliated through common stockholders, on normal commercial terms in the course of the Company’s normal business.

Note 4. Stockholders’ Deficit

As of September 30, 2022, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 279,184,653 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of September 30, 2022, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the three month period ended September 30, 2022, the Company received subscriptions for capital of $44,728, and together with the subscriptions for capital outstanding as of June 30, 2022 of $1,196, has issued 209,280 shares of common stock at $0.10 per share, and 277,800 shares of common stock at $0.09 per share.

Note 5. Loans

Loans in the Company’s balance sheet are made up of:

Unsecured loans

The Company has an unsecured loan from a third party with balance outstanding at September 30, 2022 of $38,462 (June 30, 2022 $36,601). Interest is calculated at a rate of 20% per annum with interest of $1,861 and $1,526 taken up in the three months ended September 30, 2022 and 2021 respectively. The Company makes principal and interest payments for the loan when funds are available.

The Company has an outstanding unsecured loan from a shareholder totalling $10,833 at September 30, 2022 and $10,000 at June 30, 2022. The terms of the loan provides that if it is not repaid by the loan anniversary (December 31 each year), the Company will issue 33,334 shares of common stock in lieu of interest. Interest of $833 and $1,538 was taken up in the three months ended September 30, 2022 and 2021 based on the share price on balance dates.

Convertible notes

The Company has convertible notes totalling $1,603,625 and $1,537,585 as of September 30, 2022, and June 30, 2022 respectively. The holders of the convertible notes have the right of conversion from the date of issuance.

Convertible notes outstanding as of September 30, 2022 and June 30, 2022 are summarized below:

Details	Maturity Date	Balance at Sep. 30, 2022	Balance at June 30, 2022
20% Convertible Notes totalling $337,500 plus accrued interest	Dec. 31,2023	$692,818	$659,293
20% Convertible Notes totalling $22,500 plus accrued interest	At call	31,688	31,126
20% Convertible Notes totalling $200,000 plus accrued interest	Dec. 31,2023	272,869	259,666
20% Related Party Convertible Notes totalling $375,000 plus accrued interest	Dec. 31,2023	506,250	487,500
0% Convertible Notes totalling $100,000	Dec. 31,2023	100,000	100,000
Total convertible notes		1,603,625	1,537,585

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

Note 6. Subsequent Events

On October 27, 2022 the Company issued a Form 8-K to announce that as noted in the June 30, 2022 10-K, it had renegotiated the terms of arrangements with ASiQ Pty. Ltd., the original developers of the Company’s BizjetMobile technology and airline version of the technology designated fflya.

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

The following discussion should be read in conjunction with the Company’s Form 10-K for the fiscal year ended June 30, 2022.

OVERVIEW

The Company’s inflight connectivity technology is targeted at two distinct markets. BizjetMobile and CrewX are designed for business jets and has been sold in North America, Europe and the Middle East. The Company’s fflya system is designed for, and marketed to, low-cost airlines in Europe and Asia. Further details of BizjetMobile and fflya are included in the Form10-K for the year ended June 30, 2022.

As noted above, the Company’s arrangements in regard to BizjetMobile have been re-negotiated and as a result, revenue has re-commenced in the quarter ended September 30, 2022.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As previously noted, the Company has secured its launch fleet, Wizz Air Hungary Airlines Limited, to provide its fflya system for 19 of its United Kingdom based A320 and A321 aircraft for a minimum three years under a previously agreed revenue sharing arrangement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

In the three months period ended September 30, 2022, the Company recorded revenue of $23,894, compared to revenue of $0 in the corresponding three-month period ended September 30, 2021, as the Company received the first commissions under the new license arrangements with ASiQ Pty. Ltd.

The Company incurred operating costs of $231,057 in the three months ended September 30, 2022 and $203,214 in the three months ended September 30, 2021. Main components are engineering, installation, technical support and marketing expenses. In the three months ended September 30, 2022, the Company recorded an operating loss of $207,163 compared to an Operating Loss of $203,214 in the three months ended September 30, 2021.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $72,360 in the three months ended September 30, 2022, compared to interest cost of $87,020 in the three months ended September 30, 2021. The decreased expense was a result of some of the convertible notes being replaced with shares of the Company’s common stock, effective June 30, 2022. After interest costs, the Company recorded a Net Losses of $279,523 and $290,234 in the three months ended September 30, 2022 and 2021 respectively.

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

The cash and cash equivalents balance was $5,080 at September 30, 2022. The Company reported revenue of $23,894 in the three months ended September 30, 2022 compared to $0 in the three month period ended September 30, 2021 as a result of revenue from BizjetMobile re-commencing. The Company incurred a loss of $279,523 from operating activities for the three months to September 30, 2022, compared to a loss of $290,234 from operating activities for the three months to September 30, 2021. Net cash used in operating activities for the three months ended September 30, 2022 was $147,749 compared to $209,824 during the three months ended September 30, 2021. Operating cash requirement in the three months ended September 30, 2022 decreased mainly through higher related party payables.

The cash flow of the Company from financing activities for the three months ended September 30, 2022 was $44,731 as a result of funds received for common stock. In the three months ended September 30, 2021, the cash flow from financing activities was $315,057 mainly from funds received pending issue of common stock and increased loans.

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

(b) Changes in internal controls.

The Company’s management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended September 30, 2022. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, the Company issued 487,080 shares of common stock valued at $45,927 for cash that were not registered under the Securities Act of 1933. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The proceeds from the share sales have been used for the Company’s airline program and operating costs.

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

(b) Reports on Form 8-K was filed in the quarter ended September 30, 2022:

None.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	November 14, 2022
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	November 14, 2022
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	November 14, 2022
Graham O. Chappell