Form 10-Q
period 2022-12-31
AS-IP TECH INC
filed 2023-02-14
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 13, 2023, there were 283,252,495 outstanding shares of the issuer’s Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31, 2022	June 30, 2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$17,380	$108,098
Prepaid expenses	25,000	25,000
Total current assets	42,380	133,098

Total assets	$42,380	$133,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$19,989	$5,723
Related party payables	862,964	484,938
Loans	84,250	77,727
Due to related parties	0	228,811
Subscription for capital	32,167	1,196
Total current liabilities	999,370	798,395

Non-Current Liabilities
Convertible notes, net of discount	$1,014,791	$918,959
Convertible notes, related parties, net of discount	625,000	587,500
Total non-current liabilities	1,639,791	1,506,459

Total liabilities	2,639,161	2,304,854

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 280,208,353 and 278,697,573 were issued and outstanding as of Dec. 31, 2022 and June 30, 2022, respectively	28,019	27,870
Additional paid-in capital	14,249,087	14,152,124
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(16,873,882)	(16,351,745)
Total stockholders’ deficit	(2,596,781)	(2,171,756)

Total liabilities and stockholders’ deficit	$42,380	$133,098

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue
BizjetMobile commission	$29,982	$-	$53,876	$-

Operating expenses
General and administrative expenses	148,770	393,990	321,922	527,469
Selling expenses	57,000	100,688	114,905	170,516
Total operating expenses	205,770	494,678	436,827	697,985

Loss from operations	(175,788)	(494,678)	(382,951)	(697,985)

Other expense
Interest	52,934	193,109	103,481	258,507
Interest - related party	21,863	21,669	43,676	43,291
Capital raising costs	-	30,375	-	30,375
Total other expense	74,797	245,153	147,157	332,173

Net loss	$(250,585)	$(739,831)	$(530,108)	$(1,030,158)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - (basic and diluted)	279,473,960	261,548,271	279,252,538	258,349,083

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)
Balance, June 30, 2021	255,149,894	25,515	12,852,362	(5)	(14,195,118)	(1,317,246)
Adoption of ASU2020-06	-	-	-	-	(1,003,630)	(1,003,630)
Net loss for the period	-	-	-	-	(290,327)	(290,327)
Balance, September 30, 2021	255,149,894	25,515	12,852,362	(5)	(15,489,075)	(2,611,203)
Issue of shares for cash	4,846,726	485	484,188	-	-	484,673
Issue of shares in lieu of interest	2,478,537	248	335,854	-	-	336,102
Issue of shares for services	225,000	23	30,353	-	-	30,376
Issue of shares for services, related party	150,000	15	20,985	-	-	21,000
Issue of shares in lieu of directors fees	1,428,000	143	199,777	-	-	199,920
Net loss for the period	-	-	-	-	(739,831)	(739,831)
Balance, December 31, 2021	264,278,157	26,429	13,923,519	(5)	(16,228,906)	(2,278,963)

Balance, June 30, 2022	278,697,573	27,870	14,152,124	(5)	(16,351,745)	(2,171,756)
Accounts payable adjustment	-	-	-	-	7,971	7,971
Issue of shares for cash	487,080	49	45,878	-	-	45,927
Net loss for the period	-	-	-	-	(279,523)	(279,523)
Balance, September 30, 2022	279,184,653	27,919	14,198,002	(5)	(16,623,297)	(2,397,381)
Issue of shares for cash	1,023,700	100	51,085	-	-	51,185
Net loss for the period	-	-	-	-	(250,585)	(250,585)
Balance, December 31, 2022	280,208,353	28,019	14,249,087	(5)	(16,873,882)	(2,596,781)

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(530,108)	$(1,030,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Issuance of common stock for directors fees	-	199,920
Issuance of common stock for services	-	30,375
Issuance of common stock for services, related parties	-	21,000
Increase (Decrease) in accounts payable	22,237	(97)
Increase (Decrease) in related party payables	149,215	(20,016)
Increase (Decrease) in related party accrued interest	37,500	37,500
Increase in accrued interest	102,355	78,586
Increase in prepaid expenses	-	(125,856)
Net cash used in operating activities	(218,801)	(808,746)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	-	16,920
Shares issued in lieu of interest	-	307,482
Proceeds from issuance of common stock	97,112	484,673
Funds received pending issuance of common stock	30,971	192,640
Net cash provided by financing activities	128,083	1,001,715

Net Increase/(Decrease) in cash	(90,718)	192,969
Cash, beginning of period	108,098	157,601
Cash, end of period	$17,380	$350,570

Supplemental schedule of non-cash activities:
Cash paid for interest	$563	$6,745
Common stock paid for interest payable	$-	$336,102

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has early adopted ASU2020-06 on its twelve months ended June 30, 2022 unaudited interim condensed financial statements (See Convertible Financial Instruments and New Accounting Pronouncements). Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 12, 2022.

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

Note 3. Related Party Transactions

As of December 31, 2022 and June 30, 2022, the Company has recorded as “related party payables”, $862,964 and $484,938, respectively. A component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended December 31, 2022 and December 31, 2021, the Company recorded Interest - related party of $3,113 and $2,919 respectively. In the six months ended December 31, 2022 and December 31, 2021, the Company recorded Interest - related party of $6,176 and $5,791 respectively. The increase of “Related party payables” at December 31, 2022 is due to the transfer of an amount of $228,811, previously categorised as “Due to related parties” to “Related party payables”. As a result, as at December 31, 2022 and June 30, 2022 respectively, the Company had “Due to related parties” of $0 and $228,811.

In the three months ended December 31, 2022 and December 31, 2021 respectively, the Company recorded commission revenue of $29,982 and $0 from the BizjetMobile licensee, an entity affiliated through common stockholders and directors. In the six months ended December 31, 2022 and December 31, 2021 respectively, the Company recorded commission revenue of $53,876 and $0 from the BizjetMobile licensee.

In the three months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the six months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred expenses of approximately $48,000 and $48,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred marketing expense of $57,000 and $89,786 to entities affiliated through common stockholders and directors. In the six months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred marketing expense of $114,000 and $149,614 to entities affiliated through common stockholders and directors.

In the three months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred expense of $45,000 and $30,000 to entities affiliated through common stockholders and directors for program service support. In the six months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred expense of $100,000 and $54,000 to entities affiliated through common stockholders and directors for program service support.

In the three months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred engineering service costs of $40,030 and $44,342 to entities affiliated through common stockholders, on normal commercial terms in the course of the Company’s normal business. In the six months ended December 31, 2022 and December 31, 2021 respectively, the Company incurred engineering service costs of $81,950 and $89,301 to entities affiliated through common stockholders, on commercial terms in the course of the Company’s normal business.

Note 4. Stockholders’ Deficit

As of December 31, 2022, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 280,208,353 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of December 31, 2022, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the six month period ended December 31, 2022, the Company received subscriptions for capital of $128,083, and together with the subscriptions for capital outstanding as of June 30, 2022 of $1,196, has issued 209,280 shares of common stock at $0.10 per share, 277,800 shares of common stock at $0.09 per share, 1,023,700 shares of common stock at $0.05 per share, and will issue a further 643,740 shares of common stock at $0.05 per share from the Subscriptions for capital account.

Note 5. Loans

Loans in the Company’s balance sheet are made up of:

Unsecured loans

The Company has an unsecured loan from a third party with balance outstanding at December 31, 2022 of $40,417 (June 30, 2022 $36,601). Interest is calculated at a rate of 20% per annum with interest of $1,955 and $1,604 taken up in the three months ended December 31, 2022 and 2021 respectively and $3,816 and $3,130 in the six months ended December 31, 2022 and 2021 respectively. The Company makes principal and interest payments for the loan when funds are available.

The Company has an outstanding unsecured loan from a shareholder totalling $11,583 at December 31, 2022 and $10,000 at June 30, 2022. The terms of the loan provides that if it is not repaid by the loan anniversary (December 31 each year), the Company will issue 33,334 shares of common stock in lieu of interest. Interest of $1,583 and $2,250 was taken up in the six months ended December 31, 2022 and 2021 based on the share price on balance dates.

Convertible notes

The Company has convertible notes totalling $1,672,041 and $1,537,585 as of December 31, 2022, and June 30, 2022 respectively. The holders of the convertible notes have the right of conversion from the date of issuance.

Convertible notes outstanding as of December 31, 2022 and June 30, 2022 are summarized below:

Details	Maturity Date	Balance at Dec. 31, 2022	Balance at June 30, 2022
20% Convertible Notes totalling $337,500 plus accrued interest	Dec. 31,2023	$728,045	$659,293
20% Convertible Notes totalling $22,500 plus accrued interest	At call	32,252	31,126
20% Convertible Notes totalling $200,000 plus accrued interest	Dec. 31,2023	286,744	259,666
20% Related Party Convertible Notes totalling $375,000 plus accrued interest	Dec. 31,2023	525,000	487,500
0% Convertible Notes totalling $100,000	Dec. 31,2023	100,000	100,000
Total convertible notes		1,672,041	1,537,585

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

In June 2022, $100,000 of related party debt was switched to two Convertible Notes, as follows:

-Interest rate: 0% per annum

-Conversion price: $0.015 per share

-Maturity date: December 31, 2023

Note 6. Subsequent Events

On October 27, 2022 the Company issued a Form 8-K to announce that as noted in the June 30, 2022 10-K, it had renegotiated the terms of arrangements with ASiQ Pty. Ltd., the original developers of the Company’s BizjetMobile technology and the airline version of the technology designated fflya.

Subsequent to December 31, 2022, the Company has received cash of $120,000 as Subscription for capital and for which it will issue 2,400,000 shares of common stock at $0.05 per share.

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

As noted above, the Company’s arrangements in regard to BizjetMobile have been re-negotiated and as a result, revenue has re-commenced in the six months ended December 31, 2022.

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As previously noted, the Company has secured its launch fleet, Wizz Air Hungary Airlines Limited, to provide its fflya system for 19 of its United Kingdom based A320 and A321 aircraft for a minimum three years under a previously agreed revenue sharing arrangement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2021

In the three months period ended December 31, 2022, the Company recorded revenue of $29,982, compared to revenue of $0 in the corresponding three-month period ended December 31, 2021, from commissions under the new license arrangements with ASiQ Pty. Ltd.

The Company incurred operating costs of $205,770 in the three months ended December 31, 2022 and $494,678 in the three months ended December 31, 2021. Main components are engineering, installation, technical support and marketing expenses. In the three months ended December 31, 2022, the Company recorded an Operating Loss of $175,788 compared to an Operating Loss of $494,678 in the three months ended December 31, 2021.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $74,797 in the three months ended December 31, 2022, compared to interest cost of $214,778 in the three months ended December 31, 2021. The decreased expense was a result of some of the convertible notes being replaced with shares of the Company’s common stock, effective June 30, 2022. After interest costs, the Company recorded a Net Losses of $250,585 and $739,831 in the three months ended December 31, 2022 and 2021 respectively.

SIX MONTHS ENDED DECEMBER 31, 2022 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2021

In the six months period ended December 31, 2022, the Company recorded revenue of $53,876, compared to revenue of $0 in the corresponding six-month period ended December 31, 2021, as the Company received the first commissions under the new license arrangements with ASiQ Pty. Ltd.

The Company incurred operating costs of $436,827 in the six months ended December 31, 2022 and $697,985 in the six months ended December 31, 2021. Main components are engineering, installation, technical support and marketing expenses. In the six months ended December 31, 2022, the Company recorded an Operating Loss of $382,951 compared to an Operating Loss of $697,985 in the six months ended December 31, 2021.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $147,157 in the six months ended December 31, 2022, compared to interest cost of $301,798 in the six months ended December 31, 2021. The decreased expense was a result of some of the convertible notes being replaced with shares of the Company’s common stock, effective June 30, 2022. After interest costs, the Company recorded a Net Losses of $530,108 and $1,030,158 in the six months ended December 31, 2022 and 2021 respectively.

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

The cash and cash equivalents balance was $17,380 at December 31, 2022. The Company reported revenue of $53,876 in the six months ended December 31, 2022 compared to $0 in the six month period ended December 31, 2021 as a result of revenue from BizjetMobile re-commencing. The Company incurred a loss of $530,108  from operating activities for the six months to December 31, 2022, compared to a loss of $1,030,158 from operating activities for the six months to December 31, 2021. Net cash used in operating activities for the six months ended December 31, 2022 was $218,801 compared to $808,746 during the six months ended December 31, 2021. Operating cash requirement in the six months ended December 31, 2022 decreased mainly through higher related party payables and decreased directors fees and prepaid expenses.

The cash flow of the Company from financing activities for the six months ended December 31, 2022 was $128,083 as a result of funds received for issuance of common stock. In the six months ended December 31, 2021, the cash flow from financing activities was $1,001,715 mainly from funds received for issuance of common stock and shares issued in lieu of interest.

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

(b) Changes in internal controls.

The Company’s management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended December 31, 2022. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2022, the Company issued 1,023,700 shares of common stock valued at $51,585 for cash that were not registered under the Securities Act of 1933. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The proceeds from the share sales have been used for the Company’s airline program and operating costs.

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

(b) Reports on Form 8-K was filed in the quarter ended December 31, 2022:

On 27 October 27, 2022, the Company filed a Form 8-K as follows:

The Company has been renegotiating it’s arrangements with ASiQ Pty. Ltd. (“ASiQ”), the original developers of the Company’s BizjetMobile technology, who have developed the airline version of the technology, designated “fflya”. On October 24, 2022, AS-IP Tech, Inc. (ASIP) signed a new License Agreement with ASiQ, the terms of which are:

1.The Company appointed ASiQ to develop, manufacture and support the Company for the fflya program including development of customized hardware and software, on commercial terms acceptable to the Company and ASiQ.

2.The Company will pay all costs incurred by ASiQ and its technical team on behalf of the Company, relevant to the fflya program.

3.ASiQ agreed to secure the services of Mr Ron Chapman, together with his technical and marketing teams, for the future development and commercialization of fflya.

4.The Company granted ASiQ the exclusive right to develop, manufacture and commercialize BizjetMobile, and ASiQ agreed to pay the Company a 20% commission based on the published wholesale price of BizjetMobile systems. For any other products created from the Company’s intellectual property, the Company will receive a commission based on the net revenue received by ASiQ.

5.Should the Company be restructured, sold or its business assigned, then the BizjetMobile and non-airline products created, developed and distributed by ASIQ, will remain the sole unencumbered property of ASiQ and this Agreement will be terminated.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	February 13, 2023
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	February 13, 2023
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	February 13, 2023
Graham O. Chappell