Form 10-Q
period 2023-03-31
AS-IP TECH INC
filed 2023-05-15
CIK 1067873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, there were 286,508,533 outstanding shares of the issuer’s Common Stock, $0.0001 par value.

AS-IP TECH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS-IP TECH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	June 30, 2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$4,164	$108,098
Prepaid expenses	25,000	25,000
Total current assets	29,164	133,098

Total assets	$29,164	$133,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$19,599	$5,723
Related party payables	887,549	484,938
Loans	54,838	77,727
Due to related parties	0	228,811
Subscription for capital	10,000	1,196
Convertible notes, net of discount	1,099,391	-
Convertible notes, related parties, net of discount	643,750	-
Total current liabilities	2,715,127	798,395

Non-Current Liabilities
Convertible notes, net of discount	$-	$918,959
Convertible notes, related parties, net of discount	-	587,500
Total non-current liabilities	-	1,506,459

Total liabilities	2,715,127	2,304,854

Commitment and contingencies (Note 3)

Stockholders’ Deficit
Preferred stock $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 authorized, and 283,252,495 and 278,697,573 were issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	28,323	27,870
Additional paid-in capital	14,400,991	14,152,124
Treasury stock - par value (50,000 shares)	(5)	(5)
Accumulated deficit	(17,115,272)	(16,351,745)
Total stockholders’ deficit	(2,685,963)	(2,171,756)

Total liabilities and stockholders’ deficit	$29,164	$133,098

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue
BizjetMobile commission	$28,577	$-	$82,453	$-

Operating expenses
General and administrative expenses	135,491	127,216	457,413	658,230
Selling expenses	57,000	63,754	171,905	230,725
Total operating expenses	192,491	190,970	629,318	888,955

Loss from operations	(163,914)	(190,970)	(546,865)	(888,955)

Other expense
Interest	55,563	108,090	159,044	366,597
Interest - related party	21,913	21,716	65,589	65,007
Capital raising costs	-	4,343	0	34,718
Total other expense	77,476	134,149	224,633	466,322

Net loss	$(241,390)	$(325,119)	$(771,498)	$(1,355,277)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - (basic and diluted)	282,609,843	266,066,435	280,355,302	260,296,589

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
		($)	($)	($)	($)	($)
Balance, June 30, 2021	255,149,894	25,515	12,852,362	(5)	(14,195,118)	(1,317,246)
Adoption of ASU2020-06	-	-	-	-	(1,003,630)	(1,003,630)
Net loss for the period	-	-	-	-	(290,327)	(290,327)
Balance, September 30, 2021	255,149,894	25,515	12,852,362	(5)	(15,489,075)	(2,611,203)
Issue of shares for cash	4,846,726	485	484,188	-	-	484,673
Issue of shares in lieu of interest	2,478,537	248	335,854	-	-	336,102
Issue of shares for services	225,000	23	30,353	-	-	30,376
Issue of shares for services, related party	150,000	15	20,985	-	-	21,000
Issue of shares in lieu of directors fees	1,428,000	143	199,777	-	-	199,920
Net loss for the period	-	-	-	-	(739,831)	(739,831)
Balance, December 31, 2021	264,278,157	26,429	13,923,519	(5)	(16,228,906)	(2,278,963)
Issue of shares for cash	1,926,400	193	192,447	-	-	192,640
Issue of shares for services	41,366	5	4,338	-	-	4,343
Net loss for the period	-	-	-	-	(325,119)	(325,119)
Balance, March 31, 2022	266,245,923	26,627	14,120,304	(5)	(16,554,025)	(2,407,099)

Balance, June 30, 2022	278,697,573	27,870	14,152,124	(5)	(16,351,745)	(2,171,756)
Accounts payable adjustment	-	-	-	-	7,971	7,971
Issue of shares for cash	487,080	49	45878	-	-	45,927
Net loss for the period	-	-	-	-	(279,523)	(279,523)
Balance, September 30, 2022	279,184,653	27,919	14,198,002	(5)	(16,623,297)	(2,397,381)
Issue of shares for cash	1,023,700	100	51,085	-	-	51,185
Net loss for the period	-	-	-	-	(250,585)	(250,585)
Balance, December 31, 2022	280,208,353	28,019	14,249,087	(5)	(16,873,882)	(2,596,781)
Issue of shares for cash	3,044,142	304	151,904	-	-	152,208
Net loss for the period	-	-	-	-	(241,390)	(241,390)
Balance, March 31, 2023	283,252,495	28,323	14,400,991	(5)	(17,115,272)	(2,685,963)

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(771,498)	$(1,355,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Issuance of common stock for directors fees	-	199,920
Issuance of common stock for services	-	34,718
Issuance of common stock for services, related parties	-	21,000
Increase (Decrease) in accounts payable	13,877	39
Increase (Decrease) in related party payables	181,770	(17,150)
Increase (Decrease) in related party accrued interest	56,250	56,250
Increase (Decrease) in accrued interest	157,543	120,901
Increase in prepaid expenses		(87,891)
Net cash used in operating activities	(362,058)	(1,027,490)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	-	19,168
Shares issued in lieu of interest	-	307,482
Proceeds from issuance of common stock	249,320	677,313
Funds received pending issuance of common stock	8,804	-
Net cash provided by financing activities	258,124	1,003,963

Net Increase/(Decrease) in cash	(103,934)	(23,527)
Cash, beginning of period	108,098	157,601
Cash, end of period	$4,164	$134,074

Supplemental schedule of non-cash activities:
Cash paid for interest	$1,688	$6,937
Common stock paid for interest payable	$-	$336,102

The accompanying notes are an integral part of these condensed financial statements.

AS-IP TECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company has early adopted ASU2020-06 on its twelve months ended June 30, 2022 unaudited interim condensed financial statements (See Convertible Financial Instruments and New Accounting Pronouncements). Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 12, 2022.

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

Note 3. Related Party Transactions

As of March 31, 2023 and June 30, 2022, the Company has recorded as “related party payables”, $887,549 and $484,938, respectively. A component of the payables is advances made by the CFO to pay for operating expenses. From July 1, 2016, interest has accrued on amounts due to the CFO calculated quarterly at a rate of 6.5% per annum. As a result, in the three months ended March 31, 2023 and March 31, 2022, the Company recorded Interest - related party of $3,163 and $2,966 respectively. In the nine months ended March 31, 2023 and March 31, 2022, the Company recorded Interest - related party of $9,339 and $8,757 respectively. The increase of “Related party payables” at March 31, 2023 is due to the transfer of an amount of $228,811, previously categorised as “Due to related parties” to “Related party payables”. As a result, as at March 31, 2023 and June 30, 2022 respectively, the Company had “Due to related parties” of $0 and $228,811.

In the three months ended March 31, 2023 and March 31, 2022 respectively, the Company recorded commission revenue of $28,577 and $0 from the BizjetMobile licensee, an entity affiliated through common stockholders and directors. In the nine months ended March 31, 2023 and March 31, 2022 respectively, the Company recorded commission revenue of $82,453 and $0 from the BizjetMobile licensee.

In the three months ended March 31, 2023 and March 31, 2022 respectively, the Company incurred expenses of approximately $24,000 and $24,000 respectively to entities affiliated through common stockholders and directors for management expenses. In the nine months ended March 31, 2023 and March 31, 2022 respectively, the Company incurred expenses of approximately $72,000 and $72,000 respectively to entities affiliated through common stockholders and directors for management expenses.

In the three months ended March 31, 2023 and March 31, 2022, respectively, the Company incurred marketing expense of $57,000 and $63,754 to entities affiliated through common stockholders and directors. In the nine months ended March 31, 2023 and March 31, 2022 respectively, the Company incurred marketing expense of $171,905 and $230,725 to entities affiliated through common stockholders and directors.

In the three months ended March 31, 2023 and March 31, 2022, respectively, the Company incurred expense of $45,000 and $45,000 to entities affiliated through common stockholders and directors for program service support. In the nine months ended March 31, 2023 and March 31, 2022 respectively, the Company incurred expense of $145,000 and $90,000 to entities affiliated through common stockholders and directors for program service support.

In the three months ended March 31, 2023 and March 31, 2022, respectively, the Company incurred engineering service costs of $41,673 and $43,918 to entities affiliated through common stockholders, on normal commercial terms in the course of the Company’s normal business. In the nine months ended March 31, 2023 and March 31, 2022 respectively, the Company incurred engineering service costs of $123,623 and $133,218 to entities affiliated through common stockholders, on commercial terms in the course of the Company’s normal business.

Note 4. Stockholders’ Deficit

As of March 31, 2023, the Company had 500,000,000 shares of authorized common stock, $0.0001 par value, with 283,252,495 shares issued and outstanding, and 50,000 shares in treasury. Treasury shares are accounted for by the par value method.

As of March 31, 2023, the Company had 50,000,000 shares of authorized preferred stock, $0.0001 par value, with no shares issued and outstanding.

During the nine month period ended March 31, 2023, the Company received subscriptions for capital of $258,083, and together with the subscriptions for capital outstanding as of June 30, 2022 of $1,196, has issued 209,280 shares of common stock at $0.10 per share, 277,800 shares of common stock at $0.09 per share, 4,067,842 shares of common stock at $0.05 per share, and will issue a further 200,000 shares of common stock at $0.05 per share from the Subscriptions for capital account.

Note 5. Loans

Loans in the Company’s balance sheet are made up of:

Unsecured loans

The Company has an unsecured loan from a third party with balance outstanding at March 31, 2023 of $42,472 (June 30, 2022 $36,601). Interest is calculated at a rate of 20% per annum with interest of $2,055 and $1,685 taken up in the three months ended March 31, 2023 and 2022 respectively and $5,871 and $4,815 in the nine months ended March 31, 2023 and 2022 respectively. The Company makes principal and interest payments for the loan when funds are available.

The Company has an outstanding unsecured loan from a shareholder totalling $12,367 at March 31, 2023 and $10,000 at June 30, 2022. The terms of the loan provides that if it is not repaid by the loan anniversary (December 31 each year), the Company will issue 33,334 shares of common stock in lieu of interest. Interest of $2,367 and $3,375 was taken up in the nine months ended March 31, 2023 and 2022 based on the share price on balance dates.

Convertible notes

The Company has convertible notes totalling $1,743,141 and $1,537,585 as of March 31, 2023, and June 30, 2022 respectively. The holders of the convertible notes have the right of conversion from the date of issuance:

Details	Maturity Date	Balance at March 31, 2023	Balance at June 30, 2022
20% Convertible Notes totalling $337,500 plus accrued interest	Dec. 31,2023	$765,066	$659,293
20% Convertible Notes totalling $22,500 plus accrued interest	At call	33,000	31,126
20% Convertible Notes totalling $200,000 plus accrued interest	Dec. 31,2023	301,325	259,666
20% Related Party Convertible Notes totalling $375,000 plus accrued interest	Dec. 31,2023	543,750	487,500
0% Convertible Notes totalling $100,000	Dec. 31,2023	100,000	100,000
Total convertible notes		1,743,141	1,537,585

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

In June 2022, $100,000 of related party debt was switched to two Convertible Notes, as follows:

-Interest rate: 0% per annum

-Conversion price: $0.015 per share

-Maturity date: December 31, 2023

Note 6. Subsequent Events

Subsequent to March 31, 2023, the Company has received cash of $162,802 as Subscription for capital and for which it will issue 3,256,038 shares of common stock at $0.05 per share.

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

The Company has continued investing in the development and marketing of the airline versions of its fflya and CrewX technology. As previously noted, the Company has secured its launch fleet, Wizz Air Hungary Airlines Limited, to provide its fflya system for 19 of its United Kingdom based A320 and A321 aircraft for a minimum three years under a previously agreed revenue sharing arrangement. The Company has recently announced it had secured a Supplemental Type Certificate (STC) for its second generation Iridium Certus 100 platform, which has been delivered to Wizz Air UK for the ongoing installations.

As previously noted, the Company’s arrangements in regard to BizjetMobile have been re-negotiated and as a result, commission revenue re-commenced in the current financial year.

Revenue on the fflya program is not anticipated to commence until after the UK fleet is fully equipped. The Wizz Air maintenance scheduled will dictate the timing. As soon as we can confirm timing, we will advise the market accordingly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

In the three months period ended March 31, 2023, the Company recorded revenue of $28,577, compared to revenue of $0 in the corresponding three-month period ended March 31, 2022, from commissions under the new license arrangements with ASiQ Pty. Ltd.

The Company incurred operating costs of $192,491 in the three months ended March 31, 2023 and $190,970 in the three months ended March 31, 2022. Main components are engineering, technical support and marketing expenses. In the three months ended March 31, 2023, the Company recorded an Operating Loss of $163,914 compared to an Operating Loss of $190,970 in the three months ended March 31, 2022.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $77,476 in the three months ended March 31, 2023, compared to interest cost of $134,149 in the three months ended March 31, 2022. The decreased expense was a result of some of the convertible notes being replaced with shares of the Company’s common stock, effective June 30, 2022. After interest costs, the Company recorded a Net Losses of $241,390 and $325,119 in the three months ended March 31, 2023 and 2022 respectively.

NINE MONTHS ENDED MARCH 31, 2023 COMPARED TO NINE MONTHS ENDED MARCH 31, 2022

In the nine months period ended March 31, 2023, the Company recorded revenue of $82,453, compared to revenue of $0 in the corresponding nine month period ended March 31, 2022, as the Company received the first commissions under the new license arrangements with ASiQ Pty. Ltd.

The Company incurred operating costs of $629,318 in the nine months ended March 31, 2023 and $888,955 in the nine months ended March 31, 2022. Main components are engineering, technical support and marketing expenses. In the nine months ended March 31, 2023, the Company recorded an Operating Loss of $546,865 compared to an Operating Loss of $888,955 in the nine months ended March 31, 2022.

The development and marketing costs have been funded in part through interest bearing convertible notes. As a result, the Company’s Other Expenses, included interest of $224,633 in the nine months ended March 31, 2023, compared to interest cost of $466,322 in the nine months ended March 31, 2022. The decreased expense was a result of some of the convertible notes being replaced with shares of the Company’s common stock, effective June 30, 2022. After Other expenses, the Company recorded a Net Losses of $771,498 and $1,355,277 in the nine months ended March 31, 2023 and 2022 respectively.

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

The cash and cash equivalents balance was $4,164 at March 31, 2023. The Company reported revenue of $82,453 in the nine months ended March 31, 2023 compared to $0 in the nine month period ended March 31, 2022 as a result of revenue from BizjetMobile re-commencing. The Company incurred a loss of $546,865 from operating activities for the nine months to March 31, 2023, compared to a loss of $888,955 from operating activities for the nine months to March 31, 2022. Net cash used in operating activities for the nine months ended March 31, 2023 was $362,058 compared to $1,027,490 during the nine months ended March 31, 2022. Operating cash requirement in the nine months ended March 31, 2023 decreased mainly through higher related party payables and decreased directors fees and prepaid expenses.

The cash flow of the Company from financing activities for the nine months ended March 31, 2023 was $258,320 as a result of funds received for issuance of common stock. In the nine months ended March 31, 2022, the cash flow from financing activities was $1,003,963 mainly from funds received for issuance of common stock and shares issued in lieu of interest.

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

Based upon that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report are ineffective and have material weaknesses as set out in the June 30, 2022 Form 10-K, such that the information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance however, that the effectiveness of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

(b) Changes in internal controls.

The Company’s management, including the President and Chief Financial Officer, evaluated whether any changes in our internal controls over financial reporting, occurred during the quarter ended March 31, 2023. Based on that evaluation, our management concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company issued 3,044,142 shares of common stock valued at $152,208 for cash that were not registered under the Securities Act of 1933. The offer, sale and issuance of these securities was made in reliance upon the exemption from the registration requirements of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. Appropriate legends have been affixed to the securities issued in these transactions. The purchasers of the securities had adequate access, through business or other relationships, to information about the Company. The proceeds from the share sales have been used for the Company’s airline program and operating costs.

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

(b) Reports on Form 8-K was filed in the quarter ended March 31, 2023:

None.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AS-IP TECH, INC.

SIGNATURES:	TITLE	DATE

By: /s/ Ronald J. Chapman	Director	May 12, 2023
Ronald J. Chapman

By: /s/ Philip A. Shiels	Director	May 12, 2023
Philip A. Shiels

By: /s/ Graham O. Chappell	Director	May 12, 2023
Graham O. Chappell